Form 10-Q
period 1994-12-31
FOUNDATION HEALTH CORPORATION
filed 1995-02-14
CIK 859493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      December 31, 1994
                                    ------------------------------

                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from ____________ to ____________

                    Commission File Number     1-10540
                                           ------------------

                          Foundation Health Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     68-0014772
- - - ----------------------------------------   ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

3400 Data Drive, Rancho Cordova, CA                        95670
- - - ----------------------------------------   ------------------------------------
(Address of principal executive offices)                (Zip Code)

                 (916) 631-5000
- - - ----------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                  No
                   -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 31, 1995:

Common Stock, $0.01 par value                   56,959,308
- - - -----------------------------                ----------------
     Class                                   Number of Shares

                          FOUNDATION HEALTH CORPORATION

                               INDEX TO FORM 10-Q

                                                                           PAGE

Part I  - Financial Information

          Item 1 - Financial Statements

          Consolidated Balance Sheets - December 31, 1994 and
               June 30, 1994                                              3

          Consolidated Statements of Operations for the Quarters
               and Six Months Ended December 31, 1994 and 1993            4

          Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended December 31, 1994 and 1993                5

          Notes to Consolidated Financial Statements                      6 - 12

          Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations             13 - 19

Part II - Other Information

          Item 1 - Legal Proceedings                                     20
          Item 4 - Submission of Matters to a Vote of Security Holders   21
          Item 6 - Exhibits and Reports on Form 8-K                      23

Signature                                                                24

Index to Exhibits                                                        25

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FOUNDATION HEALTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               December 31,    June 30,
                                                               ------------   ----------
                                                                   1994          1994
                                                               ------------   ----------
                                                                       (Unaudited)
ASSETS
  Cash and cash equivalents                                    $   210,530    $  165,209
  Investments                                                      554,365       600,363
  Amounts receivable under government contracts                     70,369       136,188
  Reinsurance receivable                                           117,213       122,046
  Premium and patient receivables                                   96,446        93,127
  Property and equipment, net                                      189,969       143,088
  Goodwill and other intangible assets, net                        422,097       105,535
  Deferred income taxes                                             40,238        44,534
  Other assets                                                     117,681        88,418
                                                               ------------   ----------
                                                               $ 1,818,908    $1,498,508
                                                               ------------   ----------
                                                               ------------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Reserves for claims, losses and loss adjustment expenses     $   660,686    $  615,742
  Notes payable and capital leases                                 164,802       170,108
  Amounts payable under government contracts                        37,456        50,953
  Accrued dividends to policyholders                                21,557        30,026
  Other liabilities                                                273,523       209,236
                                                               ------------   ----------
                                                                 1,158,024     1,076,065
                                                               ------------   ----------
Stockholders' Equity:
  Common stock and additional paid in capital                      544,084       264,976
  Retained earnings                                                169,184       194,800
  Net unrealized holding losses, net of tax effect                 (16,654)           --
  Common stock held in treasury, at cost                           (35,730)      (37,333)
                                                               ------------   ----------
                                                                   660,884       422,443
                                                               ------------   ----------
                                                               $ 1,818,908    $1,498,508
                                                               ------------   ----------
                                                               ------------   ----------


                 See Notes to Consolidated Financial Statements

                          FOUNDATION HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Quarter Ended December 31,  Six Months Ended December 31,
                                                        -------------------------   -----------------------------
                                                            1994         1993           1994         1993
                                                        ------------ ------------   ------------ ------------
                                                               (Unaudited)                 (Unaudited)

Revenues:
  Commercial premiums                                   $  401,788   $  318,692     $  792,577   $  623,343
  Government contracts                                      45,969      197,060         93,947      426,693
  Specialty services revenue                               127,079      101,771        257,337      171,725
  Patient service revenue, net                              10,715       10,021         19,964       19,542
  Investment and other income                               12,998        9,949         29,099       17,518
                                                        ----------   ----------     ----------   ----------
                                                           598,549      637,493      1,192,924    1,258,821
                                                        ----------   ----------     ----------   ----------
Expenses:
  Commercial health care services                          312,953      245,598        622,597      487,717
  Government contracts health care services                 17,236       43,395         29,489      100,192
  Government contracts subcontractor costs                  15,437      102,042         42,643      229,239
  Specialty services costs                                 108,807      100,660        223,188      166,354
  Patient service costs                                      8,607        8,878         17,256       17,107
  Selling, general and administrative                       74,393       78,740        146,483      150,264
  Amortization and depreciation                             10,186        7,155         18,093       13,648
  Interest expense                                           2,953        3,360          5,860        6,768
  Acquisition and restructuring costs                      124,822           --        124,822           --
                                                        ----------   ----------     ----------   ----------
                                                           675,394      589,828      1,230,431    1,171,289
                                                        ----------   ----------     ----------   ----------
Income (loss) before income taxes and minority interest    (76,845)      47,665        (37,507)      87,532
  Provision for (benefit from) income taxes                (28,070)      18,456        (14,153)      34,227
  Minority interest                                            492        1,891          2,262        3,689
                                                        ----------   ----------     ----------   ----------
Net income (loss)                                       $  (49,267)  $   27,318     $  (25,616)  $   49,616
                                                        ----------   ----------     ----------   ----------
                                                        ----------   ----------     ----------   ----------

Earnings (loss) per share                               $    (0.90)  $     0.56     $    (0.49)  $     1.03
                                                        ----------   ----------     ----------   ----------
                                                        ----------   ----------     ----------   ----------

Weighted average shares outstanding                     54,755,405   48,517,392     52,200,075   48,070,346
                                                        ----------   ----------     ----------   ----------
                                                        ----------   ----------     ----------   ----------

                 See Notes to Consolidated Financial Statements


                          FOUNDATION HEALTH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                                   Six Months Ended December 31,
                                                                   -----------------------------
                                                                       1994         1993
                                                                   -----------   -----------
                                                                          (Unaudited)

Net cash provided by operating activities                          $  147,419    $  112,333
                                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                               (47,862)      (24,179)
  Purchases of available for sale investments                        (379,502)         --
  Sales/maturities of available for sale investments                  407,176          --
  Purchases of held to maturity investments                           (27,883)         --
  Maturities of held to maturity investments                           65,160          --
  Purchases of short-term investments                                    --        (187,500)
  Sales/maturities of short-term investments                             --         248,273
  Purchases of fixed maturity investments                                --        (470,399)
  Sales/maturities of fixed maturity investments                         --         350,399
  (Increase) decrease in goodwill and intangibles                     (65,483)         --
  Increase in other assets                                            (18,162)       (3,108)
  Acquisition of businesses                                           (30,735)      (51,961)
                                                                   -----------   -----------
Net cash used for investing activities                                (97,291)     (138,475)
                                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable and capital leases              (34,549)      (17,048)
  Proceeds from notes payable and capital leases, plus
    accrued interest                                                   23,048           443
  Proceeds from issuance of common stock                                5,940           392
  Proceeds from exercise of stock options                                 498         3,273
  Tax benefits related to stock options exercised                         256         1,545
  Purchase of treasury stock                                             --         (27,429)
                                                                   -----------   -----------
Net cash used for financing activities                                 (4,807)      (38,824)
                                                                   -----------   -----------
Net decrease in cash and cash equivalents                              45,321       (64,966)

Cash and cash equivalents, beginning of period                        165,209       185,664
                                                                   -----------   -----------
Cash and cash equivalents, end of period                           $  210,530    $  120,698
                                                                   -----------   -----------
                                                                   -----------   -----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $    7,392    $    7,056
                                                                   -----------   -----------
                                                                   -----------   -----------
  Income taxes paid                                                $   23,959    $   30,705
                                                                   -----------   -----------
                                                                   -----------   -----------
  Noncash investing and financing activities:
    Assumption of stock options                                    $     --      $      367
                                                                   -----------   -----------
                                                                   -----------   -----------
    Unrealized holding gains (losses)                              $   (7,635)   $     --
                                                                   -----------   -----------
                                                                   -----------   -----------
    Capital lease obligations                                      $     --      $    2,360
                                                                   -----------   -----------
                                                                   -----------   -----------
    Dividends declared, not paid                                   $     --      $    2,000
                                                                   -----------   -----------
                                                                   -----------   -----------
    Acquisition of businesses:
      Assets acquired                                              $  373,422    $  498,863
      Liabilities assumed                                             (48,515)     (425,621)
      Issuance of notes payable                                        (9,600)         --
      Issuance of common stock                                       (274,017)         --
                                                                   -----------   -----------
      Cash paid                                                        41,290        73,242
      Fees and expenses                                                 6,553          --
      Less cash acquired                                              (17,108)      (21,281)
                                                                   -----------   -----------
      Net cash paid                                                $   30,735    $   51,961
                                                                   -----------   -----------
                                                                   -----------   -----------

                 See Notes to Consolidated Financial Statements

                          FOUNDATION HEALTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (which, other than the acquisitions accounted for as pooling of interests, as discussed below, consist only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Foundation Health Corporation (the "Company") and the consolidated results of its operations and its cash flows for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Results of operations for the interim periods are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1994 and the restated Statements of Operations contained in the Current Report on Form 8-K filed with the SEC on January 5, 1995.

Certain reclassifications have been made to prior year financial statements to conform to current period presentation.

NOTE 2 - BUSINESS ACQUISITIONS

PURCHASE TRANSACTIONS

The following acquisitions have been accounted for under the purchase method of accounting and, accordingly, the operations of the acquired companies have been included in the Company's consolidated financial statements from their respective dates of acquisition.

On July 1, 1994, the Company acquired all the outstanding common stock of The Noetics Group and all of the assets of Reviewco for aggregate consideration consisting of the issuance of 378,358 shares of the Company's common stock valued at $16 million, the placing in escrow of 118,236 shares valued at $5 million and cash of $16 million. The release of the escrow shares is subject to the attainment of certain profitability targets by Reviewco. The purchase price resulted in goodwill of $27,773,000. The Noetics Group provides workers' compensation third party administration services for self-funded employers. Reviewco operates a medical bill review and cost-containment business for the workers' compensation industry.

On November 10, 1994, the Company acquired all the outstanding common stock of Southern Colorado Health Plan, Inc., a 7,100 member HMO based in
Pueblo, Colorado and its parent corporation for consideration consisting of 241,672 shares of the Company's common stock valued at $8,900,000. The purchase price resulted in goodwill of $6,755,000.

On November 15, 1994, the Company acquired all the outstanding common stock of Community Medical Plan, Inc. ("CMP") and certain affiliated medical centers for aggregate consideration of $34.6 million, consisting of $25 million in cash and the issuance of promissory notes aggregating $9.6 million due November 15, 1995. CMP serves approximately 25,000 Medicaid beneficiaries in Florida. The purchase price resulted in goodwill of $34,443,000.

On November 1, 1994, the Company issued 13,124,027 shares of its common stock in exchange for all the outstanding common stock of Thomas-Davis Medical Centers, P.C. ("TDMC") (which included TDMC's ownership of 60.5% of the outstanding common stock of Intergroup Healthcare Corporation ("Intergroup")) and 7,577,336 shares for the purchase of the remaining 39.5% of the outstanding common stock of Intergroup (the "Intergroup Minority Interest"). The TDMC acquisition was accounted for as a pooling of interests. The purchase of the Intergroup Minority Interest, which was accounted for as a purchase, was valued at $249,109,000 and resulted in goodwill of $207,371,000. See "Pooling Transactions" below for a description of TDMC and Intergroup. The unaudited proforma combined total revenues, net income (loss) and earnings (loss) per share of the Company and the Intergroup Minority Interest, assuming the Company had acquired the Intergroup Minority Interest on July 1, 1993, are as follows (in thousands, except per share amounts):


                              Proforma Quarter            Proforma Six Months
                             Ended December 31,           Ended December 31,
                             1994           1993          1994           1993
                             ----           ----          ----           ----

Total Revenues             $598,549       $637,493     $1,192,924    $1,258,821
                           --------       --------     ----------    ----------
                           --------       --------     ----------    ----------
Net Income (loss)          $(49,051)      $ 29,277     $  (24,459)   $   53,656
                           --------       --------     ----------    ----------
                           --------       --------     ----------    ----------
Earnings (loss) Per Share  $  (0.86)      $   0.53     $    (0.43)   $     0.98
                           --------       --------     ----------    ----------
                           --------       --------     ----------    ----------


This unaudited proforma information reflects the elimination of the Intergroup Minority Interest and the amortization of goodwill related to the purchase of the Intergroup Minority Interest.

The unaudited proforma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition taken place on July 1, 1993, nor are they necessarily indicative of results that may occur in the future.

POOLING TRANSACTIONS

On October 31, 1994, 6,862,051 shares of the Company's common stock were issued in exchange for all the outstanding common stock of CareFlorida Health Systems, Inc. ("CareFlorida"). This acquisition was accounted for as a pooling of interests. At the date of acquisition, CareFlorida had 58,000 HMO members and provided managed care services through its preferred provider organization ("PPO") to 85,000 eligible individuals covered by other funding arrangements.

As described above at "Purchase Transactions," on November 1, 1994, 20,701,363 shares of the Company's common stock were issued in exchange for all the outstanding common stock of Intergroup and TDMC, its majority stockholder.
In addition, all outstanding Intergroup options were exchanged for options to purchase 500,290 shares of the Company's common stock. TDMC employs approximately 190 physicians who provide health care services to patients in Arizona through 15 primary care centers, five urgent care centers, two behavioral health centers and one surgery center. Intergroup is a managed health care company which arranges for the delivery of a comprehensive range of medical services. At the date of acquisition, these services were provided to approximately 379,000 eligible individuals mostly in Arizona and Utah, primarily through Intergroup's HMO and indemnity insurance subsidiaries. In addition, Intergroup provided managed care services through its Utah PPO to approximately 104,000 individuals covered by other funding arrangements, and provided third party administrative services to approximately 18,000 individuals in Arizona.

In connection with the acquisitions of TDMC, Intergroup and CareFlorida, the Company charged $124.8 million to operations during the quarter ended December 31, 1994 for acquisition and restructuring costs. These one-time costs include $67.5 million in transaction costs which the Company is obligated to pay as a result of the acquisitions and $57.3 million relating to the integration and restructuring of the combined entities. The integration and restructuring costs consist primarily of (i) the write-off of obsolete and duplicate computer hardware and software, (ii) costs associated with terminating leases of duplicate facilities and (iii) severance and other personnel related costs. At December 31, 1994 the liability for unpaid acquisition and restructuring costs was $64.1 million.

In accordance with the pooling of interests method of accounting the Company's consolidated financial statements and notes thereto have been restated to include the results of TDMC (including its 60.5% interest in Intergroup) and CareFlorida for all periods presented.

Separate and combined results of the Company ("FHC"), CareFlorida and TDMC for the periods prior to consummation of the acquisitions are (in thousands):


                        Quarter Ended     Six Months Ended      Quarter Ended
                      December 31, 1993   December 31, 1993  September 30, 1994
                      -----------------   -----------------  ------------------
                         (Unaudited)         (Unaudited)         (Unaudited)

Total Revenues:
    FHC                    $490,327          $  971,641            $405,908
    TDMC                    110,462             213,114             147,294
    CareFlorida              40,493              79,897              45,241
    Reclassifications        (3,789)             (5,831)             (4,068)
                           --------          ----------            --------
    Combined               $637,493          $1,258,821            $594,375
                           --------          ----------            --------
                           --------          ----------            --------

Net Income:
    FHC                    $ 24,326          $   43,536            $ 19,941
    TDMC                      1,308               2,666               2,021
    CareFlorida               1,684               3,414               1,689
                           --------          ----------            --------
    Combined               $ 27,318          $   49,616            $ 23,651
                           --------          ----------            --------
                           --------          ----------            --------


Certain reclassifications are required to conform the separate results of TDMC and CareFlorida to FHC's presentation.

NOTE 3 - INVESTMENTS


Investments comprised the following (in thousands):


                                          December 31, 1994     June 30, 1994
                                          -----------------     -------------
                                             (Unaudited)         (Unaudited)

Available for sale                             $504,117
Held to maturity                                 50,248
Short-term investments                               --            $ 25,094
Fixed maturities                                     --             575,269
                                               --------            --------
                                               $554,365            $600,363
                                               --------            --------
                                               --------            --------


Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 did not have a material effect on the Company's consolidated financial position or results of operations. During the quarter and six months ended December 31, 1994 the separate component of stockholders' equity representing net unrealized holding losses on investments available for sale increased by $7.8 million and $7.6 million, net of tax effect.

For purposes of calculating realized gains and losses on sales of investments available for sale, the amortized cost of each investment sold is used.

As a result of the second quarter acquisitions described in Note 2, investments of acquired companies with an amortized cost of approximately $46.1 million have been reclassified at December 31, 1994 from held to maturity to available for sale. This reclassification was necessary to conform to the Company's current investment policy and strategy regarding acceptable interest rate risk.
This change in classification did not result in a material change in the net unrealized holding losses.

As of December 31, 1994, the amortized cost, fair value, unrealized holding gains and unrealized holding losses of the Company's debt and equity investments classified as available for sale and held to maturity are as follows (in thousands):


AVAILABLE FOR SALE INVESTMENTS:

                                                 At Fair Value                                       At Amortized Cost
                               -----------------------------------------------     -----------------------------------------------
                                               Years to Maturity                                   Years to Maturity
                               -----------------------------------------------     -----------------------------------------------
                               Less Than   One to Five  Over Five to  Over Ten     Less Than   One to Five  Over Five to  Over Ten
                               One Year       Years       Ten Years     Years      One Year       Years       Ten Years     Years
                               ---------   ----------   ------------  --------    ----------   ----------   ------------  --------

U.S. government and agencies   $  4,189     $ 86,974     $ 12,805     $    289      $ 4,201     $ 90,600     $ 13,308      $   289
Obligations of states and
  other political
  subdivisions                   48,160      102,117      130,213       67,583       48,391      104,502      139,064       70,733
Corporate securities              1,028        3,564        3,437          803        1,047        3,631        3,514          803
Equity securities                 3,576                                               3,976
Other debt securities            39,379                                              39,379
                               --------     --------     --------     --------      -------     --------     --------      -------

     Total Available for
       Sale at Fair Value:     $ 96,332     $192,655     $146,455     $ 68,675      $96,994     $198,733     $155,886      $71,825
                               --------     --------     --------     --------      -------     --------     --------      -------
                               --------     --------     --------     --------      -------     --------     --------      -------


HELD TO MATURITY INVESTMENTS:

                                                 At Fair Value                                       At Amortized Cost
                               -----------------------------------------------     -----------------------------------------------
                                               Years to Maturity                                   Years to Maturity
                               -----------------------------------------------     -----------------------------------------------
                               Less Than   One to Five  Over Five to  Over Ten     Less Than   One to Five  Over Five to  Over Ten
                               One Year       Years       Ten Years     Years      One Year       Years       Ten Years     Years
                               ---------   ----------   ------------  --------    ----------   ----------   ------------  --------

U.S. government and agencies   $  5,041     $  6,006     $    715     $      0      $ 5,098     $  6,211     $    768      $     0
Obligations of states and
  other political
  subdivisions                   13,402        7,577        6,066        4,175       13,443        7,740        6,378        4,490
Corporate securities                300          760          401          201          302          747          399          198
Other debt securities             4,374                       100                     4,374                       100
                               --------     --------     --------     --------      -------     --------     --------      -------

     Total Held to Maturity
       at Fair Value:          $ 23,117     $ 14,343     $  7,282     $  4,376      $23,217     $ 14,698     $  7,645      $ 4,688
                               --------     --------     --------     --------      -------     --------     --------      -------
                               --------     --------     --------     --------      -------     --------     --------      -------


GROSS UNREALIZED HOLDING GAINS AND LOSSES:

                                              Available for Sale                                   Held to Maturity
                               -----------------------------------------------    ------------------------------------------------
                                              Gross         Gross                                 Gross         Gross
                                           Unrealized    Unrealized                            Unrealized    Unrealized
                               Amortized     Holding       Holding      Fair       Amortized     Holding       Holding      Fair
                                 Cost         Gains        Losses       Value        Cost         Gains        Losses       Value
                               ---------   ----------    ----------   --------    ----------   ----------    -----------   -------

U.S. government and agencies   $108,398     $     10     $  4,149     $104,259      $12,077     $      5     $    319      $11,763
Obligations of states and
  other political
  subdivisions                  362,690            5       14,622      348,073       32,051           35          866       31,220
Corporate securities              8,995            6          169        8,832        1,646           18            3        1,661
Equity securities                 3,976            4          406        3,574                                                   0
Other debt securities            39,379                                 39,379        4,474                                  4,474
                               --------     --------     --------     --------      -------     --------     --------      -------

     Total                     $523,438     $     25     $ 19,346     $504,117      $50,248     $     58     $  1,188      $49,118
                               --------     --------     --------     --------      -------     --------     --------      -------
                               --------     --------     --------     --------      -------     --------     --------      -------


NOTE 4 - CAPITAL STOCK

On November 15, 1994, the Company's stockholders approved amendments to the 1990 Stock Option Plan (the "1990 Plan") which increased the number of shares available for the granting of options from 3,025,000 to 5,525,000, and added technical changes to conform the 1990 Plan to the deductibility requirements of Section 162(m) of the Internal Revenue Code.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company operates an integrated multi-state managed care organization. The Company's operations are focused on its commercial HMO and PPO operations, government-sponsored managed care programs, and specialty services operations. Commercial HMO and PPO operations are characterized by the assumption of underwriting risk in return for premium revenue. Government-sponsored managed care programs consist of contractual services to state and federal government programs such as CHAMPUS and Medicaid in which the Company receives revenues for administrative and management services and, under certain of the contracts, also accepts financial responsibility for health care costs. Specialty services consists both of operations in which the Company assumes underwriting risk in return for premium revenue, including managed care workers' compensation insurance, and behavioral health, dental and vision HMO products, and operations in which the Company provides administrative services only, including certain of the behavioral health and pharmacy benefits management programs, workers' compensation third party administration and bill review services.

The Company consummated the following acquisitions of complementary businesses during the six months ended December 31, 1994 to increase its geographic and product diversity:

Date of                                                           Type of
Acquisition     Nature of Business              Consideration   Consideration
- - - -----------     ------------------              -------------   -------------

PURCHASE TRANSACTIONS

July 1994       Workers' compensation medical     $37 million    Cash plus stock
                bill review and third-party
                administration
November 1994   Colorado managed care            $8.9 million    Stock
                company
November 1994   Florida-Medicaid managed care   $34.6 million    Cash plus
                company                                          promissory note
November 1994   39.5% minority interest in     $249.1 million    Stock
                Arizona and Utah-based managed
                care company ("Intergroup
                Healthcare Corporation")

POOLING TRANSACTIONS

October 1994    Florida-managed care Company
                ("CareFlorida Health Systems,     $226.4 million  Exchange of
                Inc.")                                            Stock
November 1994   Arizona professional medical      $438.9 million  Exchange of
                corporation ("Thomas- Davis                       Stock
                Medical Centers, P.C.") and
                its 60.5% interest in Intergroup
                Healthcare Corporation

The Company's consolidated financial information has been restated to include the accounts of CareFlorida Health Systems, Inc. ("CareFlorida") and Thomas-Davis Medical Centers, P.C.("TDMC") and its 60.5% interest in Intergroup Healthcare Corporation ("Intergroup"), for all periods presented, as these acquisitions were each accounted for as a pooling of interests.

In connection with the acquisitions of TDMC, Intergroup and CareFlorida, the Company charged $124.8 million to operations during the quarter ended December 31, 1994 for acquisition and restructuring costs. These one-time costs include $67.5 million in transaction costs that the Company is obligated to pay as a result of the acquisitions and $57.3 million relating to the integration and restructuring of the combined entities. The integration and restructuring costs consist primarily of (i) the write-off of obsolete and duplicate computer hardware and software, (ii) costs associated with terminating leases of duplicate facilities and (iii) severance and other personnel related costs.

The Company's CHAMPUS Reform Initiative Contract ("CRI Contract") expired January 31, 1994 with a wind-down and termination period after expiration. During this wind-down period the Company is being reimbursed by the government for administrative expenses incurred plus a negotiated fixed fee. The Department of Defense has requested bids for reprocurement of the follow-on contract which is currently scheduled to be awarded in March 1995 with health care services to commence October 1995. Although the Company has submitted a response to the rebid, there can be no assurance that the Company will be the successful bidder for the follow-on contract, or if the Company is the successful bidder, what the level of profitability, if any, of the follow-on contract will be.

In September 1994, the Company was awarded a contract to establish a managed care program for 230,000 eligible beneficiaries of CHAMPUS in Oregon and Washington ("the Oregon/Washington Contract"). Implementation of the contract commenced in September 1994 with health care services scheduled to begin
March 1, 1995. The contract has a term of up to five years, and is subject to adjustments to reflect recent reductions in coverage for eligible beneficiaries under the contract.

The Company's profitability depends in large part on accurately predicting and controlling health care expenditures, effectively managing utilization of health care services and negotiating favorable provider contracts. Changes in health care practices, inflation, new technologies and numerous other factors affecting the delivery and cost of health care, including proposed health care reforms and legislative initiatives, may adversely affect the Company's ability to predict and control health care costs and claims. Pressures by large employer groups for premium rate decreases and continued intense competition for enrollees may affect the Company's operating results, including resulting in higher medical loss ratios. In addition, changes in federal or state government health care policies or practices could result in the gain or loss of significant government contracts, e.g., Medicaid or CHAMPUS, which could have a material effect on the Company's operating results.

RESULTS OF OPERATIONS

Total revenues decreased by $38.9 million, or 6.1%, for the quarter ended December 31, 1994 and by $65.9 million, or 5.2%, for the six months ended December 31, 1994 over the same periods in fiscal year 1994 primarily as a result of the expiration of the CRI Contract. Commercial premiums for the quarter ended December 31, 1994 increased $83.1 million, or 26.1%, over the comparable period in fiscal year 1994 due primarily to a greater than 241,000 member increase in commercial enrollment from over 836,000 at December 31, 1993 to 1,077,000 at December 31, 1994. The second quarter increase in commercial premiums was consistent with increases experienced in the first quarter to yield a year-to-date increase over the six months ended December 31, 1993 of $169.2 million, or 27.1%, which is attributable primarily to increases in enrollment and to $46.2 million in premiums related to Gem Insurance Company ("Gem") which was purchased by Intergroup effective January 1994. The HMO medical loss ratio (medical HMO health care services expenses as a percentage of medical HMO premiums) increased from 77.1% for the quarter ended December 31, 1993 to 77.6% for the quarter ended December 31, 1994, which is due to continuing competition for enrollees which has resulted in lower premium increases than in the past as well as an increase in the proportion of products with a higher medical loss ratio, such as Medicare. Commercial health care services expenses for the quarter ended December 31, 1994 increased by $67.4 million, or 27.4%, over the comparable prior year period primarily as a result of increased enrollment in the medical HMO, higher pharmacy costs and higher payments to capitated providers. These commercial health care trends are consistent for the six months ended December 31, 1994 and resulted in an HMO medical loss ratio of 78.9% compared to 78.2% for the comparable prior period.

Government contracts revenue is impacted by semi-annual bid price adjustments, annual price increases, risk sharing provisions and various other price adjustments under the CHAMPUS contracts. Government contracts revenue decreased by $151.1 million, or 76.7%, for the quarter ended December 31, 1994 over the prior year quarter as a result of the expiration of the CRI Contract effective January 31, 1994, offset in part by the net effect of revenues generated by the expansion of the Company's New Orleans Contract to cover the Base Realignment and Closure areas of Alexandria, Louisiana and the areas of Austin and Forth Worth, Texas (the "BRAC expanison") which commenced May 1, 1993 and implementation revenues related to the Oregon/Washington Contract. The expiration of the CRI Contract also contributed to the decrease in government contracts revenue for the six months ended December 31, 1994 over the prior year period of $332.7 million, or 78.0%.

Total CHAMPUS expenses decreased by $86.6 million, or 84.9%, and $186.6 million, or 81.4%, for the quarter and six months ended December 31, 1994 over the comparable prior year periods. The decrease in total CHAMPUS expenses for the period was due to the expiration of the CRI contract offset in part by expenses under the BRAC expansion and the implementation of the Oregon/Washington Contract.

Specialty services revenue increased by $25.3 million, or 24.9%, for the quarter ended December 31, 1994 and by $85.6 million, or 49.9%, for the six months ended December 31, 1994 over the comparable periods in fiscal year 1994. This increase was primarily attributable to workers' compensation insurance premiums generated by California Compensation Insurance Company, the Company's workers' compensation insurance subsidiary ("CalComp") which totaled $74.4 million and $117.9 million for the quarter and five months (commencing August 1, 1993, the date of acquisition) ended December 31, 1993 and $89.5 million and $185.0 million for the quarter and six months ended December 31, 1994. The increase in CalComp premiums was a result of strong enrollment growth as well as a reduction in premiums ceded to reinsurers offset in part by a 16% mandatory reduction in premiums for policies effective October 1, 1994. Specialty services costs, which includes healthcare and administrative costs, increased $8.2 million, or 8.2%, for the quarter ended December 31, 1994 and $56.9 million, or 34.2%, for the six months ended December 31, 1994 over the comparable prior year periods primarily as a result of the inclusion of $5.8 million and $47.4 million, respectively, of operating costs associated with CalComp. Effective January 1, 1995, the minimum rate law that governed workers' compensation insurance rates in California has been repealed. As a result, management believes competition will result in further workers' compensation premium reductions and that margins for CalComp are likely to be reduced.

Selling, general and administrative ("SG&A") expenses decreased by $4.3 million, or 5.5%, for the quarter ended December 31, 1994 and by $3.8 million, or 2.5%, for the six months ended December 31, 1994 over the same periods in fiscal year 1994. The decrease in SG&A expenses is due to the expiration of the CRI Contract offset in part by increased SG&A expenses related to Gem which was purchased effective January 1994. SG&A expenses as a percentage of total revenues (the "SG&A ratio") were 12.4% and 12.3% for the quarter and six months ended December 31, 1994 and 12.4% and 11.9% for the comparable prior periods. The increase in the SG&A ratio is primarily due to the purchase of Gem which has a higher SG&A ratio and a lower medical loss ratio than the Company's medical HMO business.

In connection with the acquisitions of TDMC, Intergroup and CareFlorida, the Company charged $124.8 million to operations during the quarter and six months ended December 31, 1994 for acquisition and restructuring costs. These one-time costs include $67.5 million in transaction costs which the Company is obligated to pay as a result of the acquisitions, and $57.3 million relating to the integration and restructuring of the combined entities. The integration and restructuring costs consist primarily of (i) the write-off of obsolete and duplicate computer hardware and software, (ii) costs associated with terminating leases of duplicate facilities and (iii) severance and other personnel related costs.

The Company's income before income taxes and minority interest and before the one-time acquisition, integration and restructuring costs increased $312,000 or 0.7% and decreased $217,000, or 0.2%, and increased as a percentage of total revenues from 7.5% to 8.0% and from 7.0% to 7.3% for the quarter and six months ended December 31, 1994 over the same periods in fiscal year 1994. These increases resulted from the increased profitability of the specialty services operations, primarily CalComp. After the one-time charge, income before income taxes and minority interest decreased $124.5 million, or 261.2% for the quarter ended December 31, 1994 and decreased $125.0 million, or 142.8%, for the six months ended December 31, 1994 as compared to the comparable periods in fiscal year 1994.

The provisions for income taxes of $18.5 million and benefits from income taxes of $28.1 million for the quarters ended December 31, 1993 and December 31, 1994 and $34.2 million and $14.2 million for the six months ended December 31, 1993 and 1994 reflect taxes at the applicable statutory rates. The effective tax rates for the quarters ended December 31, 1993 and 1994 were 39% and 37% and for the six months ended December 31, 1993 and 1994 were 39% and 38%. The decrease in the effective tax rates resulted from the lower tax rate associated with CalComp, due to its significant investment in tax-exempt instruments as well as its exemption from state income taxes. The effective tax rate in fiscal year 1995 reflects approximately $15.0 million of acquisition and restructuring costs which are not deductible for tax purposes.

Net income before the one-time acquisition and restructuring costs and related tax effects increased by $2.8 million, or 10.2%, and increased as a percentage of total revenues from 4.3% to 5.0% for the quarter ended December 31, 1994 and increased by $4.1 million or 8.4%, and increased as a percentage of total revenues from 3.9% to 4.5% for the six months ended December 31, 1994 over the same periods in fiscal year 1994. After the one-time charge and related tax effects, net income decreased by $76.6 million, or 280.3%, and decreased as a percentage of total revenues from 4.3% to (8.2%) for the quarter ended December 31, 1994 and decreased by $75.2 million or 151.6%, and decreased as a percentage of total revenues from 3.9% to (2.1%) for the six months ended December 31, 1994 over the same periods in fiscal year 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $147.4 million for the six months ended December 31, 1994 as compared to $112.3 million for the comparable period in fiscal year 1994 due primarily to the Company's profitable operations during the period.

Excess operating cash has been invested in investment grade securities. The Company expects capital expenditures for the remainder of fiscal year 1995 to approximate $55.3 million, consisting primarily of $29.3 million for the purchase of computer hardware and system software, $22 million for construction of primary care medical facilities and $4 million for other capital expenditures. The net costs of operating and managing the medical facilities for the remainder of fiscal year 1995 will approximate $15 million and will be offset in part by health care cost savings realized by the California HMO.
In addition, the Company has start-up HMO and workers' compensation operations in a number of states outside California and in the United Kingdom. These operations have required and will continue to require significant cash expenditures related to start-up expenses in creating the infrastructure for operations at each location, hiring and training personnel and establishing minimum statutory capital requirements. Within the next several months, the Company will contribute an additional $35 million to CalComp to meet regulatory and rating agency requirements. The Company paid $25 million in cash for the acquisition of CMP on November 15, 1994 and issued promissory notes aggregating $9.6 million for the balance of the purchase price to be paid November 15, 1995. During the quarter ended December 31, 1994, the Company increased its $50 million line of credit to $300 million, as described below, to assist in funding the construction and operation of the medical facilities and the Company's other start-up operations.

The Company has a $300 million unsecured revolving credit agreement with Citicorp USA, Inc. as Administrative Agent for the lenders thereto (the "Credit
Agreement") which expires December 5, 1999.   The Credit Agreement contains
customary terms, events of default and affirmative and negative covenants (including financial covenants related to net worth, fixed charge coverage ratio and total debt to total capitalization ratio). Principal amounts outstanding under the Credit Agreement bear interest, at the Company's option, at either Citibank's base rate or the Eurodollar rate plus a margin depending upon the Company's public debt rating or level of total debt to total capitalization.
Any interest payments are due quarterly and principal is due at maturity. No amounts have been drawn on the Credit Agreement. However, the Company may borrow all or part of the $35 million it intends to contribute to CalComp under the Credit Agreement.

Management of the Company continually evaluates opportunities to expand the Company's commercial and specialty services operations; however, the Company currently has no material commitments for future use of its current or expected levels of available cash resources except as described above. The Company's expansion options may include additional acquisitions and internal development of new products and programs which, individually or in the aggregate, could be material to the Company's cash position.

The Company has a stock repurchase program to acquire from time to time the Company's outstanding common stock in the open market. As of December 31, 1994 the Company had repurchased a total of 1,445,500 shares and is authorized to purchase up to 5.7 million additional shares at prices deemed appropriate by management and subject to market conditions and other relevant factors.

In June 1993, the Company issued $125 million of Senior Notes due June 1, 2003 (the "Senior Notes"). The Senior Notes bear interest at 7 3/4% which is due semi-annually on December 1 and June 1. The Senior Notes are general unsecured obligations of the Company, will rank PARI PASSU with all future unsecured and unsubordinated indebtedness of the Company and are effectively subordinated to creditors of the Company's subsidiaries. The indenture contains certain covenants that, among other things, (i) restrict the ability of the Company and its Restricted Subsidiaries (as defined) to (a) pay dividends and make other distributions and certain investments, (b) grant liens on their assets, (c) enter into or permit certain sale and lease-back transactions or (d) engage in certain mergers, consolidations and sales of assets, and (ii) restrict the ability of the Company's Restricted Subsidiaries to incur additional indebtedness or issue shares of preferred stock.

Certain of the Company's subsidiaries must comply with minimum capital requirements under applicable state HMO and insurance laws and regulations and certain subsidiaries must maintain ratios of current assets to current liabilities of 1:1 pursuant to certain government contracts. The Company believes it is in material compliance with these contractual and regulatory requirements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is a party to claims and legal actions by enrollees, providers and others. The Company also undergoes governmental audits with respect to its government contracts and with respect to operations of its HMO, insurance and third party administrator subsidiaries. After consulting with legal counsel, the Company is of the opinion that any liability that may ultimately be incurred as a result of these claims, legal actions or audits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     On April 8, 1994 the U.S. District Court for the Southern District of California remanded the federal action filed against DentiCare of California, Inc. ("DentiCare"), the Company and others to a California Superior Court. The second amended complaint alleges violations of the California Business and Professions Code Section 17200, fraud and breach of contract. The complaint seeks unquantified damages. The proceeding is in the initial pleading stages. The Company intends to defend this matter vigorously.

     The Company and the State of California Attorney General's office are negotiating an amicable settlement of the investigation against DentiCare regarding the arrangement of certain dental services to Medicaid beneficiaries. The Company expects to conclude this matter with no material effect on the Company's consolidated financial position or results of operations.

     The Company and the Internal Revenue Service ("IRS") ratified the settlement regarding the field examination of the Company's tax returns for the fiscal years ended June 30, 1987, 1988 and 1989, including the Company's treatment of certain intangible assets. The IRS adjustments were not material to the Company's consolidated financial position or results of operations.

     See "Government Regulations" and "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 for further description of audits and legal proceedings to which the Company and certain of its subsidiaries are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Special Meeting of Stockholders was held on October 31, 1994 to approve several matters. The matters voted upon and the vote obtained with respect to each matter was as follows:

     (i) Approval of the merger of Thomas-Davis Medical Centers, P.C. and Intergroup Healthcare Corporation with and into Foundation Health Corporation pursuant to Agreements and Plans of Merger and the transactions contemplated thereby:

          FOR                                     20,710,820
          AGAINST                                    104,085
          ABSTAIN                                     70,189
          BROKER NON-VOTE                                  0

     (ii) Approval of the merger of FHC Acquisition Corporation with and into CareFlorida Health Systems, Inc. ("CareFlorida") pursuant to an Agreement and Plan of Reorganization among Foundation Health Corporation and CareFlorida and others and the transactions contemplated thereby:

          FOR                                     20,706,336
          AGAINST                                    108,343
          ABSTAIN                                     70,415
          BROKER NON-VOTE                                  0

     (iii) Failure to approve an amendment to Restated Certificate of Incorporation of Foundation Health Corporation to increase the number of authorized shares of common stock from 100 million to 200 million and the number of authorized shares of preferred stock from 1 million to 10 million:

          FOR                                     11,655,361
          AGAINST                                  9,144,930
          ABSTAIN                                     74,803
          BROKER NON-VOTE                                  0

     The Company's Annual Meeting of Stockholders was held on November 15, 1994. The matters voted upon and the vote obtained with respect to each matter is as follows:

     (i)   Election of Directors:

     Name                                         Votes For     Votes Withheld
     ----                                         ---------     --------------

     Daniel D. Crowley                            24,696,144         48,246
     Robert Anderson                              24,695,961         48,429
     David A. Boggs                               24,696,144         48,246
     Jeffrey L. Elder                             24,696,144         48,246
     Earl B. Fowler                               24,695,961         48,429
     Richard W. Hanselman                         24,696,144         48,246
     Frank A. Olson                               24,696,112         48,278
     Richard Stegemeier                           24,696,144         48,246
     Steven D. Tough                              24,696,144         48,246
     Raymond S. Troubh                            24,696,009         48,381

     (ii) Approval of amendments to Foundation Health Corporation's 1990 Stock Option Plan (Restated and amended effective April 21, 1994):

               FOR                                12,676,650
               AGAINST                             8,249,634
               ABSTAIN                               155,634
               BROKER NON-VOTE                     3,662,912

     (iii) Approval of Foundation Health Corporation's Executive Incentive Plan:

               FOR                                23,620,859
               AGAINST                               768,131
               ABSTAIN                               158,683
               BROKER NON-VOTE                       196,717

     (iv) Ratification of Appointment of Deloitte & Touche LLP as Foundation Health Corporation's independent auditors for the fiscal year ended June 30, 1995:

               FOR                                24,644,782
               AGAINST                                53,768
               ABSTAIN                                45,840

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           3.1  -   Restated Certificate of Incorporation of Foundation Health
                    Corporation

          11    -   Earnings Per Share Computation

          10.97 - $300 million Revolving Credit Agreement dated as of December 5, 1994 among Foundation Health Corporation, as Borrower, Citicorp USA, Inc., as Administrative Agent, Wells Fargo Bank, N.A. and Nationsbank of Texas, N.A., as Co-agents and Citicorp Securities, Inc., as Arranger, and the Other Banks and Financial Institutions Parties Thereto.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed by Foundation Health Corporation during the quarter ended December 31, 1994.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FOUNDATION HEALTH CORPORATION


Date:                       By:
     --------------------      -------------------------------------------------
                               Jeffrey L. Elder
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                          FOUNDATION HEALTH CORPORATION

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                 PAGE

   3.1       Restated Certificate of Incorporation of
             Foundation Health Corporation

   10.97     $300 million Revolving Credit Agreement dated as of
             December 5, 1994 Among Foundation Health Corporation, as Borrower, Citicorp USA, Inc., as Administrative
             Agent, Wells Fargo Bank, N.A. and Nationsbank of Texas, N.A., as Co-agents and Citicorp Securities, Inc., as Arranger, and the Other Banks and Financial Institutions Parties Thereto

   11        Earnings Per Share Computation

   27        Financial Data Schedule