Form 10-Q
period 1995-03-31
FOUNDATION HEALTH CORPORATION
filed 1995-05-12
CIK 859493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-Q
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 31, 1995
                                    ---------------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from ____________ to ____________

                    Commission File Number     1-10540
                                           ------------------

                          Foundation Health Corporation
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        68-0014772
- -----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3400 Data Drive, Rancho Cordova, CA                          95670
- ---------------------------------------      -----------------------------------
(Address of principal executive offices)                  (Zip Code)

                 (916) 631-5000
- ----------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes    X                 No
                   -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1995:

Common Stock, $0.01 par value                     57,078,493
- -----------------------------                     ------------------------------

      Class                                       Number of Shares

                          FOUNDATION HEALTH CORPORATION

                               INDEX TO FORM 10-Q


                                                                          PAGE
Part I  - Financial Information

          Item 1 - Financial Statements

          Consolidated Balance Sheets - March 31, 1995 and
           June 30, 1994                                                  3

          Consolidated Statements of Operations for the
           Quarters and Nine Months Ended March 31, 1995 and 1994         4

          Condensed Consolidated Statements of Cash Flows for
           the Nine Months Ended March 31, 1995 and 1994                  5

          Notes to Consolidated Financial Statements                      6 - 12

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 13 - 19

Part II - Other Information

          Item 1 - Legal Proceedings                                     20
          Item 6 - Exhibits and Reports on Form 8-K                      21

Signature                                                                22

Index to Exhibits                                                        23

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          FOUNDATION HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                March 31,       June 30,
                                              --------------  --------------
                                                   1995           1994
                                              --------------  --------------
                                                        (Unaudited)
  ASSETS
     Cash and cash equivalents                $    229,547    $    165,209
     Investments                                   581,931         600,363
     Amounts receivable under
      government contracts                          76,933         136,188
     Reinsurance receivable                        100,157         122,046
     Premium and patient receivables                99,049          93,127
     Property and equipment, net                   204,546         143,088
     Goodwill and other intangible assets, net     407,762         105,535
     Deferred income taxes                          66,430          44,534
     Other assets                                  141,111          88,418
                                              --------------  --------------
                                              $  1,907,466    $  1,498,508
                                              --------------  --------------
                                              --------------  --------------
  LIABILITIES AND STOCKHOLDERS' EQUITY
     Reserves for claims, losses and loss
      adjustment expenses                     $    694,436    $    615,742
     Notes payable and capital leases              190,670         170,108
     Amounts payable under government
      contracts                                     40,933          50,953
     Accrued dividends to policyholders             18,121          30,026
     Other liabilities                             255,951         209,236
                                              --------------  --------------
                                                 1,200,111       1,076,065
                                              --------------  --------------

  STOCKHOLDERS' EQUITY:
     Common stock and additional paid in
      capita                                       514,014         264,976
     Retained earnings                             205,475         194,800
     Net unrealized holding losses, net
      of tax effect                                 (9,087)         --
     Common stock held in treasury, at cost         (3,047)        (37,333)

                                              --------------  --------------
                                                   707,355         422,443
                                              --------------  --------------

                                              $  1,907,466    $  1,498,508
                                              --------------  --------------
                                              --------------  --------------

                 See Notes to Consolidated Financial Statements

                          FOUNDATION HEALTH CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                                  Quarter Ended March 31,          Nine Months Ended March 31,
                                                               ----------------------------       -----------------------------
                                                                    1995           1994                 1995            1994
                                                               -------------- --------------      -------------- --------------
                                                                        (Unaudited)                        (Unaudited)
Revenues:
  Commercial premiums                                          $    427,454   $    360,259       $   1,220,031  $     983,602
  Government contracts                                               40,889         99,549             134,836        526,242
  Specialty services revenue                                        121,882         97,083             379,219        268,808
  Patient service revenue, net                                       12,490         11,852              32,454         31,394
  Investment and other income                                        12,914         10,139              42,013         27,657
                                                               -------------- --------------      -------------- --------------
                                                                    615,629        578,882           1,808,553      1,837,703
                                                               -------------- --------------      -------------- --------------
Expenses:
  Commercial health care services                                   330,655        280,494             953,252        768,211
  Government contracts health care services                          17,308         38,830              46,797        139,022
  Government contracts subcontractor costs                           12,859         39,377              55,502        268,616
  Specialty services costs                                          102,335         89,791             325,523        256,145
  Patient service costs                                               9,076         10,421              26,332         27,528
  Selling, general and administrative                                71,632         69,740             218,115        220,004
  Amortization and depreciation                                      11,096          7,281              29,189         20,929
  Interest expense                                                    2,854          2,928               8,714          9,696
  Acquisition and restructuring costs                                  --             --               124,822           --
                                                               -------------- --------------      -------------- --------------
                                                                    557,815        538,862           1,788,246      1,710,151
                                                               -------------- --------------      -------------- --------------
Income before income taxes and minority interest                     57,814         40,020              20,307        127,552
  Provision for income taxes                                         21,523         15,742               7,370         49,969
  Minority interest                                                    --            1,909               2,262          5,598
                                                               -------------- --------------      -------------- --------------
Net income                                                     $     36,291   $     22,369       $      10,675  $      71,985
                                                               -------------- --------------      -------------- --------------
                                                               -------------- --------------      -------------- --------------
Earnings per share                                             $       0.63   $       0.46       $        0.20  $        1.49
                                                               -------------- --------------      -------------- --------------
                                                               -------------- --------------      -------------- --------------
Weighted average shares outstanding                              57,358,480     49,102,963          53,892,518     48,414,551
                                                               -------------- --------------      -------------- --------------
                                                               -------------- --------------      -------------- --------------


                 See Notes to Consolidated Financial Statements

                          FOUNDATION HEALTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                           Nine Months Ended March 31,
                                                                                       ------------------------------------
                                                                                             1995              1994
                                                                                       ----------------    ----------------
                                                                                                   (Unaudited)

Net cash provided by operating activities                                              $     197,359       $     165,849
                                                                                       ----------------    ----------------
Cash flows from investing activities:
  Acquisition of property and equipment                                                      (68,562)            (33,655)
  Purchases of available for sale investments                                               (582,475)               --
  Sales/maturities of available for sale investments                                         591,800                --
  Purchases of held to maturity investments                                                  (29,697)               --
  Maturities of held to maturity investments                                                  70,205                --
  Purchases of short-term investments                                                           --              (688,259)
  Sales/maturities of short-term investments                                                    --               733,882
  Purchases of fixed maturity investments                                                       --              (193,691)
  Sales/maturities of fixed maturity investments                                                --                77,921
  (Increase)decrease in goodwill and intangibles                                             (60,488)               --
  Increase in other assets                                                                   (27,711)             (5,748)
  Acquisition of businesses                                                                  (41,874)            (80,999)
                                                                                       ----------------    ----------------
Net cash used for investing activities                                                      (148,802)           (190,549)
                                                                                       ----------------    ----------------
Cash flows from financing activities:
  Principal payments on notes payable and capital leases                                     (37,701)            (19,144)
  Proceeds from notes payable and capital leases, plus accrued interest                       44,175                 443
  Proceeds from issuance of common stock                                                       6,169                 595
  Proceeds from exercise of stock options                                                      4,781               6,979
  Tax benefits related to stock options exercised                                              1,404               2,524
  Collection of subscription notes receivable, plus accrued interest                            --                   108
  Dividends paid                                                                                --                (2,000)
  Purchase of treasury stock                                                                  (3,047)            (27,429)
                                                                                       ----------------    ----------------
Net cash used for financing activities                                                        15,781             (37,924)
                                                                                       ----------------    ----------------
Net decrease in cash and cash equivalents                                                     64,338             (62,624)
Cash and cash equivalents, beginning of period                                               165,209             185,664
                                                                                       ----------------    ----------------
Cash and cash equivalents, end of period                                               $     229,547       $     123,040
                                                                                       ----------------    ----------------
                                                                                       ----------------    ----------------
Supplemental cash flow disclosure:
  Interest paid                                                                        $       8,389       $       8,054
                                                                                       ----------------    ----------------
                                                                                       ----------------    ----------------
  Income taxes paid                                                                    $      24,317       $      53,572
                                                                                       ----------------    ----------------
                                                                                       ----------------    ----------------
  Noncash investing and financing activities:
     Assumption of stock options                                                       $        --         $         367
                                                                                       ----------------    ----------------
                                                                                       ----------------    ----------------
    Unrealized holding gains (losses)                                                  $         (68)      $      --
                                                                                       ----------------    ----------------
                                                                                       ----------------    ----------------
    Capital lease obligations                                                          $        --         $       2,378
                                                                                       ----------------    ----------------
                                                                                       ----------------    ----------------
    Acquisition of businesses:
         Assets acquired                                                               $     386,623       $     527,892
         Liabilities assumed                                                                 (48,515)           (439,128)
         Amounts held in escrow                                                                 --                (4,359)
         Issuance of notes payable                                                            (9,600)               --
         Issuance of common stock                                                           (274,017)               --
                                                                                       ----------------    ----------------
         Cash paid                                                                            54,491              84,405
         Fees and expenses                                                                     6,586               4,479
         Less cash acquired                                                                  (19,203)             (7,885)
                                                                                       ----------------    ----------------
         Net cash paid                                                                 $      41,874       $      80,999
                                                                                       ----------------    ----------------
                                                                                       ----------------    ----------------

                 See Notes to Consolidated Financial Statements

                          FOUNDATION HEALTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (which, other than the acquisitions accounted for as pooling of interests, as discussed below, consist only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position of Foundation Health Corporation (the "Company") and the consolidated results of its operations and its cash flows for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Results of operations for the interim periods are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1994, the Company's Joint Proxy Statement/Prospectus dated September 30, 1994 included in the Registration Statement on Form S-4 (No. 33-84330) and the restated Statements of Operations contained in the Current Report on Form 8-K filed with the SEC on January 5, 1995.

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

On November 10, 1994, the Company acquired all the outstanding common stock of Southern Colorado Health Plan, Inc. ("SCHP"), and its parent corporation for consideration consisting of 241,672 shares of the Company's common stock valued at $8,900,000. The purchase price resulted in goodwill of $6,755,000. At the date of acquisition, SCHP provided health care services to 7,100 members through its HMO based in Pueblo, Colorado.

On November 15, 1994, the Company acquired all the outstanding common stock of Community Medical Plan, Inc. ("CMP") and certain affiliated medical centers for aggregate consideration of $32.9 million, consisting of $25 million in cash and the issuance of promissory notes aggregating $7.9 million due November 15, 1995. At the date of acquisition, CMP served approximately 25,000 Medicaid beneficiaries in Florida. The purchase price resulted in goodwill of $32,752,000.

On November 1, 1994, the Company issued 13,124,027 shares of its common stock in exchange for all the outstanding common stock of Thomas-Davis Medical Centers, P.C. ("TDMC") (which included TDMC's ownership of 60.5% of the outstanding common stock of Intergroup Healthcare Corporation ("Intergroup")) and 7,577,336 shares for the purchase of the remaining 39.5% of the outstanding common stock of Intergroup (the "Intergroup Minority Interest"). The TDMC acquisition was accounted for as a pooling of interests. The purchase of the Intergroup Minority Interest, which was accounted for as a purchase, was valued at $249,109,000 and resulted in goodwill of $207,371,000. See "Pooling Transactions" below for a description of TDMC and Intergroup. The unaudited proforma combined total revenues, net income and earnings per share of the Company and the Intergroup Minority Interest, assuming the Company had acquired the Intergroup Minority Interest on July 1, 1993, are as follows (in thousands, except per share amounts):

                    Proforma Quarter     Performa Nine Months
                     Ended March 31,       Ended March 31,
                         1994              1995        1994
                         ----              ----        ----
Total Revenues          $578.9            $1808.6     $1837.7
                        ------            -------    --------
                        ------            -------    --------
Net Income              $ 24.5            $  11.8    $   78.2
                        ------            -------    --------
                        ------            -------    --------
Earnings Per Share      $ 0.44            $  0.21    $   1.41
                        ------            -------    --------
                        ------            -------    --------

This unaudited proforma information reflects the elimination of the Intergroup Minority Interest and the amortization of the goodwill related to the purchase of the Intergroup Minority Interest.

The unaudited proforma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition taken place on July 1, 1993, nor are they necessarily indicative of results that may occur in the future.

Effective January 1, 1995, California Compensation Insurance Company, the Company's workers' compensation subsidiary, ("CalComp") acquired a 50-state licensed property and casualty company for an aggregate purchase price of $13,201,351 consisting of the fair market value of investments and intangible assets which was paid in cash at closing. This company had no insurance business in force at closing and will enable CalComp to geographically expand its managed care workers' compensation products. This acquisition was accounted for as a purchase. No goodwill was recorded as a result of this transaction.

POOLING TRANSACTIONS

On October 31, 1994, 6,862,051 shares of the Company's common stock were issued in exchange for all the outstanding common stock of CareFlorida Health Systems, Inc. ("Care-Florida"). This acquisition was accounted for as a pooling of interests. At the date of acquisition, CareFlorida had 58,000 HMO members and provided managed care services through its preferred provider organization ("PPO") to 85,000 eligible individuals covered by other funding arrangements.

As described above at "Purchase Transactions," on November 1, 1994, 20,701,363 shares of the Company's common stock were issued in exchange for all the
outstanding common stock of Intergroup and TDMC, its majority stockholder.   In
addition, all outstanding Intergroup options were exchanged for options to purchase 500,290 shares of the Company's common stock. TDMC employs approximately 190 physicians who provide health care services to patients in Arizona through 15 primary care centers, five urgent care centers, two behavioral health centers and one surgery center. Intergroup is a managed health care company which arranges for the delivery of a comprehensive range of medical services. At the date of acquisition, these services were provided to 379,000 eligible individuals in Arizona and Utah, primarily through Intergroup's HMO and indemnity insurance subsidiaries. In addition, Intergroup provided managed care services through its Utah PPO to approximately 104,000 individuals covered by other funding arrangements and provided third party administration services to approximately 18,000 individuals in Arizona.

In connection with the acquisitions of TDMC, Intergroup and CareFlorida, the Company charged $124.8 million to operations during the quarter ended December 31, 1994 for acquisition and restructuring costs. These one-time costs include $67.5 million in transaction costs which the Company is obligated to pay as a result of the acquisitions and $57.3 million relating to the integration and restructuring of the combined entities. The integration and restructuring costs consist primarily of (i) the write-off of obsolete and duplicate computer hardware and software, (ii) costs associated with terminating leases of duplicate facilities and (iii) severance and other personnel related costs. At March 31, 1995 the liability for unpaid acquisition and restructuring costs was $62.1 million. Management believes that the liability for unpaid acquisition and restructuring costs is adequate to cover remaining acquisition related expenses and planned integration and restructuring activities.

In accordance with the pooling of interests method of accounting the Company's consolidated financial statements and notes thereto have been restated to include the results of TDMC (including its 60.5% interest in Intergroup) and CareFlorida for all periods presented.

Separate and combined unaudited results of the Company ("FHC"), CareFlorida and TDMC for the periods prior to consummation of the acquisitions are (in thousands):

                    Quarter Ended      Nine Months Ended    Four Months Ended
                    March 31, 1994      March 31, 1994      October 31, 1994
                    --------------     -----------------    -----------------
Total Revenues:
  FHC                   $403,559           $1,375,200            $539,322
  TDMC                   136,067              349,181             195,080
  CareFlorida             44,175              124,072              61,503
  Reclassifications       (4,919)            ( 10,750)            ( 5,592)
                        --------           ----------            --------

Combined                $578,882           $1,837,703            $790,313
                        --------           ----------            --------
                        --------           ----------            --------
  Net Income:
  FHC                   $ 19,589           $   63,125            $ 26,602
  TDMC                       539                3,205               2,385
  CareFlorida              2,241                5,655               2,497
                        --------           ----------            --------
  Combined              $ 22,369           $   71,985            $ 31,484
                        --------           ----------            --------
                        --------           ----------            --------

Certain reclassifications are required to conform the separate results of TDMC and CareFlorida to FHC's presentation.

NOTE 3 - INVESTMENTS

Investments comprised the following (in thousands):

                         March 31, 1995      June 30, 1994
                         --------------      -------------
                           (Unaudited)        (Unaudited)
Available for sale           $529,602
Held to maturity               52,329
Short-term investments          --             $  25,094
Fixed maturities                --               575,269
                             --------           --------
                             $581,931           $600,363
                             --------           --------
                             --------           --------

Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 did not have a material effect on the Company's consolidated financial position or results of operations. During the quarter and nine months ended March 31, 1995 the separate component of stockholders' equity representing net unrealized holding losses on investments available for sale decreased by $7.6 million and $0.1 million, net of tax effect.

For purposes of calculating realized gains and losses on sales of investments available for sale, the amortized cost of each investment sold is used.

As of March 31, 1995, the amortized cost, fair value, unrealized holding gains and unrealized holding losses of the Company's debt and equity investments classified as available for sale and held to maturity are as follows (in thousands):


AVAILABLE FOR SALE INVESTMENTS:
- -------------------------------

                                              At Fair Value                                       At Amortized Cost
                              ------------------------------------------------     -------------------------------------------------
                                             Years to Maturity                                    Years to Maturity
                              ------------------------------------------------     -------------------------------------------------
                                Less          One      Over Five       Over           Less         One        Over Five      Over
                                Than        to Five       to            Ten           Than        to Five        to           Ten
                              One Year       Years     Ten Years       Years        One Year       Years      Ten Years      Years
                              ---------    ---------    ---------    ---------      ---------    ---------    ---------    ---------
U.S. government and agencies  $   5,536    $  87,513    $  13,067    $     213      $   5,552    $  90,138    $  13,721    $     203
Obligations of states and
 other political
 subdivisions                    79,472       96,037      136,035       84,183         79,662       97,348      140,638       85,750
Corporate securities                300        3,426        3,630          650            301        3,519        3,909          705
Equity securities                 3,770                                                 4,089
Other debt securities            15,770                                                15,770
                              ---------    ---------    ---------    ---------      ---------    ---------    ---------    ---------
  Total available for sale    $ 104,848    $ 186,976    $ 152,732    $  85,046      $ 105,374    $ 191,005    $ 158,268    $  86,658
                              ---------    ---------    ---------    ---------      ---------    ---------    ---------    ---------
                              ---------    ---------    ---------    ---------      ---------    ---------    ---------    ---------


HELD TO MATURITY INVESTMENTS:
- -----------------------------

                                               At Fair Value                                      At Amortized Cost
                              ------------------------------------------------     -------------------------------------------------
                                             Years to Maturity                                    Years to Maturity
                              ------------------------------------------------     -------------------------------------------------
                                Less        One to      Over Five      Over           Less        One to     Over Five        Over
                                Than         Five          to          Ten            Than         Five         to             Ten
                              One Year       Years      Ten Years      Years        One Year      Years      Ten Years        Years
                              ---------    ---------    ---------    ---------      ---------    ---------    ---------    ---------
U.S. government and agencies  $   9,498    $   5,753    $   2,590                   $   9,377    $   5,795    $   2,646
Obligations of states and
 other political
 subdivisions                    10,786        8,355        5,867    $   3,617         10,797        8,451        5,997    $   3,726
Corporate securities                             360          100          641                         347          100          597
Other debt securities             4,396                       100                       4,396                       100
                              ---------    ---------    ---------    ---------      ---------    ---------    ---------    ---------
Total Held to Maturity        $  24,680    $  14,468    $   8,657    $   4,258      $  24,570    $  14,593    $   8,843    $   4,323
                              ---------    ---------    ---------    ---------      ---------    ---------    ---------    ---------
                              ---------    ---------    ---------    ---------      ---------    ---------    ---------    ---------


GROSS UNREALIZED HOLDING GAINS AND LOSSES:
- ------------------------------------------
                                              Available for Sale                                   Held to Maturity
                              ------------------------------------------------     -------------------------------------------------
                                            Gross        Gross                                    Gross        Gross
                                          Unrealized   Unrealized                               Unrealized   Unrealized
                              Amortized    Holding      Holding        Fair         Amortized    Holding      Holding        Fair
                                Cost        Gains        Losses       Value           Cost        Gains        Losses        Value
                              ---------    ---------    ---------    ---------      ---------    ---------    ---------    ---------
U.S. government and
 agencies                     $ 109,614    $     158    $   3,444    $ 106,328      $  17,818    $     185    $     163    $  17,840
Obligations of states
 and other political
 subdivisions                   403,399          167        7,837      395,729         28,971           29          375       28,625
Corporate securities              8,433           52          479        8,006          1,044           58                     1,102
Equity securities                 4,089           39          359        3,769                                                     0
Other debt securities            15,770                                 15,770          4,496                                  4,496
                              ------------------------------------------------      ------------------------------------------------

   Total                      $ 541,305    $     416    $  12,119    $ 529,602      $  52,329    $     272    $     538    $  52,063
                              ---------    ---------    ---------    ---------      ---------    ---------    ---------    ---------
                              ---------    ---------    ---------    ---------      ---------    ---------    ---------    ---------

NOTE 4 - CAPITAL STOCK

On November 15, 1994, the Company's stockholders approved amendments to the 1990 Stock Option Plan (the "1990 Plan") which increased the number of shares available for the granting of options from 3,025,000 to 5,525,000, and added technical changes to conform the 1990 Plan to the deductibility requirements of
Section 162(m) of the Internal Revenue Code.

On January 28, 1995, the Company's Board of Directors authorized the retirement of 1,647,898 shares of common stock held in treasury and such shares were returned to the status of authorized but unissued shares. As a result, the $35,730,000 value assigned to treasury stock has been eliminated with a corresponding decrease in common stock and additional paid in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company operates an integrated multi-state managed care organization. The Company's operations are focused on its commercial HMO and PPO operations, government-sponsored managed care programs, and specialty services operations. Commercial HMO and PPO operations are characterized by the assumption of underwriting risk in return for premium revenue. Government-sponsored managed care programs consist of contractual services to state and federal government programs such as CHAMPUS and Medicaid in which the Company receives revenues for administrative and management services and, under certain of the contracts, also accepts financial responsibility for health care costs. Specialty services consists both of operations in which the Company assumes underwriting risk in return for premium revenue, including managed care workers' compensation insurance and behavioral health, dental and vision HMO products, and operations in which the Company provides administrative services only, including certain of the behavioral health and pharmacy benefits management programs, workers' compensation third party administration and bill review services and administrative-only products and services.

The Company consummated the following acquisitions of complementary businesses during the nine months ended March 31, 1995 to increase its geographic and product diversity:

                                                                   Type of
Date of Acquisition   Nature of Business     Consideration      Consideration
- -------------------   ------------------     -------------   ------------------

PURCHASE TRANSACTIONS

July 1994           Workers' compensation    $37 million     Cash plus stock
                     bill review and third-
                     party administration
November 1994       Colorado-based managed   $8.9 million    Stock
                     care company
November 1994       Florida - Medicaid       $32.9 million   Cash plus
                     managed care company                     promissory note
November 1994       39.5% minority interest  $249.1 million   Stock
                     in Arizona and Utah-
                     based managed care
                     company ("Intergroup
                     Healthcare Corporation")
January 1995        Property and casualty    $13.2 million   Cash
                     insurance company

POOLING TRANSACTIONS

 Date of                                                             Type of
Acquisition      Nature of Business             Consideration      Consideration
- -----------      ------------------             -------------      -------------

October 1994     Florida - managed care         $226.4 million      Exchange of
                  company ("CareFlorida                                Stock
                  Health Systems, Inc.")
November 1994    Arizona professional           $438.9 million      Exchange of
                  corporation ("Thomas-                                Stock
                  Davis Medical Centers,
                  P.C.") and its 60.5%
                  interest in Intergroup
                  Healthcare Corporation

The Company's consolidated financial information has been restated to include the accounts of CareFlorida Health Systems, Inc. ("CareFlorida") and Thomas-Davis Medical Centers, P.C., ("TDMC") and its 60.5% interest in Intergroup Healthcare Corporation ("Intergroup"), for all periods presented, as these acquisitions were each accounted for as a pooling of interests.

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

In September 1994, the Company was awarded a contract to establish a managed care program for 230,000 eligible beneficiaries of CHAMPUS in Oregon and Washington ("the Oregon/Washington Contract"). Implementation of the contract commenced in September 1994 and the provision of health care services began on March 1, 1995. The contract has a term of up to five years, and is subject to adjustments to reflect recent reductions in coverage for eligible beneficiaries under the contract. In April 1995, the Company was awarded a contract to establish a similar program for 590,000 eligible CHAMPUS beneficiares, 103,000 of which are currently covered under another government contract administered by the Company, in Oklahoma and most of Arkansas, Louisiana and Texas. The contract has a term of up to five years with health care services scheduled to begin November 1, 1995.

The Company's profitability depends in large part on accurately predicting and controlling health care expenditures, effectively managing utilization of health care services and negotiating favorable provider contracts. Changes in health care practices, inflation, new technologies and numerous other factors affecting the delivery and cost of health care, including proposed health care reforms and legislative initiatives, may adversely affect the Company's ability to predict and control health care costs and claims. Pressures by large employer groups for premium rate decreases and continued intense competition for enrollees may affect the Company's operating results, including increased medical loss ratios. In addition, changes in federal and state government health care policies or practices could result in the gain, loss or repricing of significant government contracts, e.g. Medicaid or CHAMPUS, which could have a material effect on the Company's operating results.

RESULTS OF OPERATIONS

Total revenues increased by $36.7 million, or 6.3%, for the quarter ended March 31, 1995 over the same period in fiscal year 1994 due to increases in commercial and specialty services revenues offset in part by a decrease in government revenues as a result of the expiration of the CRI Contract. Total revenues decreased $29.2 million, or 1.6%, for the nine months ended March 31, 1995 over the comparable period in fiscal year 1994 primarily as a result of the expiration of the CRI Contract.

Commercial premiums for the quarter ended March 31, 1995 increased $67.2 million, or 18.7%, over the comparable period in fiscal year 1994 due primarily to a greater than 176,000 member increase in commercial enrollment from over 944,000 at March 31, 1994 to 1,120,000 at March 31, 1995. The third quarter increase in commercial premiums over the comparable prior year period is lower than increases experienced in the first and second quarters due to premiums related to Gem Insurance Company ("Gem") which was purchased by Intergroup effective January 1, 1994. The year-to-date increase in commercial premiums over the nine months ended March 31, 1994 of $236.4 million, or 24%, is attributable primarily to increases in enrollment and to $17.7 million in premiums related to Gem. The commercial loss ratio (commercial health care services expenses as a percentage of commercial premiums), which includes both HMO medical and indemnity revenues and health care expenses, decreased from 77.9% for the quarter ended March 31, 1994 to 77.4% for the quarter ended March 31, 1995, due to continued health care cost management, changes in the enrollment composition in Arizona and Florida, and Medicare premium increases. Commercial health care services expenses for the quarter ended March 31, 1995 increased by $50.2 million, or 17.9%, over the comparable prior year period primarily as a result of increased enrollment in the medical HMO, higher pharmacy costs and higher payments to capitated providers. These commercial health care trends for the nine months ended March 31, 1995 resulted in a commercial loss ratio of 78.1% which is consistent with the comparable prior period.

Government contracts revenue is impacted by semi-annual bid price adjustments, annual price increases, risk sharing provisions and various other price adjustments under the CHAMPUS contracts. Government contracts revenue decreased by $58.7 million, or 58.9%, for the quarter ended March 31, 1995 over the prior year quarter as a result of the expiration of the CRI Contract effective January 31, 1994, offset in part by the net effect of revenues generated by the expansion of the Company's New Orleans Contract to cover the Base Realignment and Closure areas of Alexandria, Louisiana and the areas of Austin and Forth Worth, Texas (the "BRAC expansion"), which commenced May 1, 1993, and revenues related to the Oregon/Washington Contract. The expiration of the CRI Contract also contributed to the decrease in government contracts revenue for the nine months ended March 31, 1995 over the prior year period of $391.4 million, or 74.4%.

Total government contracts expenses (government contracts subcontractor costs plus government contracts health care services expenses) decreased by $48 million, or 61.4%, and $305.3 million, or 74.9%, for the quarter and nine months ended March 31, 1995 over the comparable prior year periods. The decrease in total CHAMPUS expenses for the periods was due to the expiration of the CRI contract offset in part by expenses under the BRAC expansion and the implementation of the Oregon/Washington Contract in which health care delivery began in March 1995.

Specialty services revenue increased by $24.8 million, or 25.5%, for the quarter ended March 31, 1995 and by $110.4 million, or 41.1%, for the nine months ended March 31, 1995 over the comparable periods in fiscal year 1994. This increase was primarily attributable to workers' compensation insurance premiums generated by California Compensation Insurance Company, the Company's workers' compensation insurance subsidiary ("CalComp"), which totaled $70.3 million and $188.2 million for the quarter and eight months (commencing August 1, 1993, the date of acquisition) ended March 31, 1994 and $85.4 million and $270.4 million for the quarter and nine months ended March 31, 1995. The increase in CalComp net premium revenues was a result of strong policy growth as well as a reduction in premiums previously ceded to reinsurers under a quota share agreement. The premium increase was offset in part by a 16% mandatory reduction in premiums for policies effective October 1, 1994 and the effect of new California regulations that allow premium rates to be set on a competitive basis for new policies effective after January 1, 1995. Also contributing to the increase in specialty services revenues were revenues generated by Reviewco, which was purchased on July 1, 1994, which totaled $4.5 million and $14 million for the quarter and nine months ended March 31, 1995. Specialty services costs, which includes health care and administrative costs, increased $12.5 million, or 14%, for the quarter ended March 31, 1995 and $69.4 million, or 27.1%, for the nine months ended March 31, 1995 over the comparable prior year periods primarily as a result of increased enrollment related to CalComp and the Company's dental and behavioral health care subsidiaries and to $2.5 million and $7.8 million in specialty services costs related to Reviewco. The specialty services ratio (specialty services costs as a percentage of specialty services revenues) decreased from 92.5% and 95.3% for the quarter and nine months ended March 31, 1994 to 84% and 85.8% for the quarter and nine months ended March 31, 1995. The improvement in the specialty services ratio was due primarily to the successful implementation of managed care in the workers' compensation environment, resulting in favorable claims experience and lower sales costs for CalComp, improved dental plan costs, and the addition of Reviewco which has a lower specialty services ratio than most specialty services subsidiaries.

Selling, general and administrative ("SG&A") expenses increased by $1.9 million, or 2.7%, for the quarter ended March 31, 1995 over the comparable prior year period primarily due to SG&A expenses related to Community Medical Plan, Inc. ("CMP"), which was purchased by the Company effective November 15, 1994. SG&A expenses decreased by $1.9 million, or 0.9%, for the nine months ended March 31, 1995 over the same periods in fiscal year 1994 due to the expiration of the CRI Contract offset in part by increased SG&A expenses related to Gem and CMP. SG&A expenses as a percentage of total revenues (the "SG&A ratio") were 11.6% and 12% for the quarters ended March 31, 1995 and 1994 and 12.1% and 12% for the nine months ended March 31, 1995 and 1994. The decrease in the SG&A ratio for the quarter ended March 31, 1995 compared to the prior year quarter is due to commercial premium revenue growth while continuing to contain SG&A expenses. The increase in the SG&A ratio for the nine months ended March 31, 1995 compared to the prior year quarter is due primarily to the expiration of the CRI contract.

In connection with the acquisitions of TDMC, Intergroup and CareFlorida, the Company charged $124.8 million to operations during the quarter ended December 31, 1994 for acquisition and restructuring costs. These one-time costs include $67.5 million in transaction costs which the Company is obligated to pay as a result of the acquisitions and $57.3 million relating to the integration and restructuring of the combined entities. The integration and restructuring costs consist primarily of (i) the write-off of obsolete and duplicate computer hardware and software, (ii) costs associated with terminating leases of duplicate facilities, and (iii) severance and other personnel related costs.

The Company's income before income taxes and minority interest and before the one-time acquisition and restructuring costs increased $17.8 million, or 44.5%, and $17.6 million, or 13.8%, and increased as a percentage of total revenues from 6.9% to 9.4% and from 6.9% to 8% for the quarter and nine months ended March 31, 1995 over the same periods in fiscal year 1994. These increases resulted from the increased profitability of the specialty services operations, primarily related to CalComp, profitability of the commercial HMO and PPO operations, and increased investment and other income offset in part by the expiration of the CRI Contract. After the one-time charge, income before income taxes and minority interest increased $17.8 million, or 44.5%, for the quarter ended March 31, 1995 and decreased $107.2 million, or 84.1%, for the nine months ended March 31, 1995 as compared to the comparable periods in fiscal year 1994.

Net income before the one-time acquisition and restructuring costs and related tax effects increased by $13.9 million, or 62.2%, and increased as a percentage of total revenues from 3.9% to 5.9% for the quarter ended March 31, 1995 and increased by $18.1 million, or 25.1%, and increased as a percentage of total revenues from 3.9% to 5% for the nine months ended March 31, 1995 over the same periods in fiscal year 1994. After the one-time charge and related tax effects, net income increased by $13.9 million, or 62.2%, and increased as a percentage of total revenues from 3.9% to 5.9% for the quarter ended March 31, 1995 and decreased by $61.3 million, or 85.2%, and decreased as a percentage of total revenues from 3.9% to 0.6% for the nine months ended March 31, 1995 over the same periods in fiscal year 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $197.4 million for the nine months ended March 31, 1995 as compared to $165.8 million for the comparable period in fiscal year 1994 due primarily to the Company's profitable operations during the period.

Excess operating cash has been invested in investment grade securities. The Company is negotiating with several banks for the financing and construction of up to $60 million for health care and corporate facilities. The Company will enter into operating leases upon completion of construction of the various facilities and, at the end of the lease term, will be obligated to either purchase the facilities or sell them to third parties at agreed upon prices. To the extent the Company consummates this transaction, its capital expenditures for the remainder of fiscal year 1995 for construction of primary care medical and corporate facilities are expected to be approximately $3 million. The Company expects other capital expenditures for the remainder of fiscal year 1995 to approximate $1.9 million. The net costs of operating and managing the medical facilities for the remainder of fiscal year 1995 will approximate $8 million and will be offset in part by health care cost savings realized by the California HMO. The Company expects capital expenditures for fiscal year 1996 to approximate $30 million. In addition, the Company has start-up HMO and workers' compensation operations in a number of states outside California and in the United Kingdom. These operations have required and will continue to require significant cash expenditures related to start-up costs in creating the infrastructure for operations at each location, hiring and training personnel and establishing minimum statutory capital requirements. The Company paid $25 million in cash for the acquisition of CMP on November 15, 1994 and issued promissory notes aggregating $7.9 million for the balance of the purchase price
to be paid November 15, 1995.    During the quarter ended March 31, 1995, the
Company contributed an additional $35 million, $20 million of which was obtained under the line of credit, to CalComp's surplus to meet regulatory and rating agency requirements.

The Company has a $300 million unsecured revolving credit agreement with Citicorp USA, Inc. as Administrative Agent for the lenders thereto (the "Credit Agreement") which expires December 5, 1999 to assist in funding the construction and operation of the medical facilities and the Company's other start-up operations. The Credit Agreement contains customary terms, events of default and affirmative and negative covenants (including financial covenants related to net worth, fixed charge coverage and total debt to total capitalization). Principal amounts outstanding under the Credit Agreement bear interest, at the Company's option, at either Citibank's base rate or the Eurodollar rate plus a margin depending upon the Company's public debt rating or level of total debt to total capitalization. Any interest payments are due quarterly and principal is due at maturity. As of March 31, 1995, the Company has drawn $20 million on the Credit Agreement. Management of the Company continually evaluates opportunities to expand the Company's commercial and specialty services operations; however, the Company currently has no material commitments for future use of its current or expected levels of available cash resources except as described above. The Company's expansion options may include additional acquisitions and internal development of new products and programs.

The Company has a stock repurchase program to acquire from time to time shares of the Company's outstanding common stock in the open market. As of March 31, 1995 the Company had repurchased a total of 1,545,500 shares, since the March 1993 program inception, and is authorized to purchase up to 5.6 million additional shares at prices deemed appropriate by management and subject to market conditions and other relevant factors.

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

Certain of the Company's subsidiaries must comply with minimum capital and surplus requirements under applicable state HMO and insurance laws and regulations and certain subsidiaries must maintain ratios of current assets to current liabilities of 1:1 pursuant to certain government contracts. The Company believes it is in material compliance with these contractual and regulatory requirements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is a party to claims and legal actions by enrollees, providers and others. The Company also undergoes governmental audits with respect to its government contracts and with respect to operations of its HMO, insurance and specialty services subsidiaries. After consulting with legal counsel, the Company is of the opinion that any liability that may ultimately be incurred as a result of these claims, legal actions or audits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     On April 14, 1995 the Company and the State of California Attorney General's office reached an amicable settlement of the allegations against DentiCare of California, Inc. regarding the arrangement of certain dental services to Medicaid beneficiaries between March 1, 1991 and January 31, 1993. The Attorney General's office issued a statement that said in part:
     "Since the period of time involved in the allegations, DentiCare was bought by and became a wholly owned subsidiary of Foundation Health Corporation. Subsequent to the acquisition by Foundation, new management systems and improved quality control measures were implemented that adequately addressed the concerns raised in the allegations." This matter was concluded with no material effect on the Company's consolidated financial position or results of operations.

     See "Government Regulations" and "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and the Joint Proxy Statement/Prospectus dated September 30, 1994 included in the Registration Statement on Form S-4 (No. 33-84330) for further description of audits and legal proceedings to which the Company and certain of its subsidiaries are subject.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

      11  -         Earnings Per Share Computation

     (b)  Reports on Form 8-K

     On January 5, 1995, the Company filed a report on Form 8-K with respect to the restated statements of operations of the Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FOUNDATION HEALTH CORPORATION


Date:                                   By: /s/
     -------------------------------        -----------------------------------
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

11   Earnings Per Share Computation