Form 10-K
period 1995-06-30
FOUNDATION HEALTH CORPORATION
filed 1995-09-27
CIK 859493

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          COMMISSION FILE NO. 1-10540

                         FOUNDATION HEALTH CORPORATION
             (Exact name of Registrant as specified in its charter)

              DELAWARE                   68-0014772
    (State or other jurisdiction      (I.R.S. Employer
 of incorporation or organization)     Identification
                                            No.)

3400 DATA DRIVE, RANCHO CORDOVA, CA         95670
  (Address of principal executive        (Zip Code)
              office)

              Registrant's telephone number, including area code:
                                 (916) 631-5000

          Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH             NAME OF EACH EXCHANGE
      CLASS                  ON WHICH REGISTERED
- ------------------  -------------------------------------
   Common Stock         New York Stock Exchange, Inc.
  $.01 par value

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 21, 1995 as reported on the New York Stock Exchange Composite Tape was approximately $2,109,240,948.

    As of September 22, 1995, the Registrant had 57,044,786 shares of Common Stock outstanding and entitled to vote in the election of directors.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the following document are incorporated by reference to Part III of this Form 10-K Report: Proxy Statement for Registrant's 1995 Annual Meeting of Stockholders.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    Foundation Health Corporation (the "Company") is an integrated managed care organization which administers the delivery of managed health care services. Through its subsidiaries, the Company offers group, Medicaid, individual and Medicare health maintenance organization ("HMO") and preferred provider organization ("PPO") plans; government sponsored managed care plans; and managed care products related to workers' compensation insurance, administration and cost-containment, behavioral health, dental, vision and pharmaceutical products and services.

    The Company has implemented managed care cost-containment programs, cost-effective medical delivery systems and medical information management to enable it to meet its business strategies. Over the past several years, the Company has developed a diversified product line, has established a full range of medical delivery systems and has achieved geographic expansion throughout the west, southwest and southeast areas of the United States and in the United Kingdom.

    The Company was incorporated in Delaware in 1984. The Company's executive offices are located at 3400 Data Drive, Rancho Cordova, California 95670, and its telephone number is (916) 631-5000. Unless the context otherwise requires, the term "Company" as used in this Report refers to Foundation Health Corporation, a Delaware corporation, and its subsidiaries.

BUSINESS STRATEGY

    The Company's business strategy is to develop, market and support the delivery of quality, cost-effective managed care products that address the health care needs of the Company's commercial, specialty services and government customers.

    The Company's business plan has the following primary objectives:

        (i) Achieve multi-state enrollment of covered medical risk lives (including Medicare, Medicaid and CHAMPUS lives);

        (ii) Achieve significant market share in commercial, government and specialty services managed care products in the markets the Company serves;

        (iii) Continue the Company's strategy to vertically integrate its health care delivery system; and

        (iv) Continue to improve administrative processes in order to provide quality services to its enrollees.

    Mergers and acquisitions have played an important role in the implementation of the Company's business strategy and are expected to continue to be important to the Company's growth and development.

COMMERCIAL MANAGED CARE

    MEDICAL HMO AND PPO. The Company owns medical HMO subsidiaries which operate in Arizona, California, Colorado, Florida, Louisiana, Oklahoma, Texas and Utah and has commercial HMO license applications pending in Alabama and Nevada. The HMOs provide comprehensive health care coverage for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. The Company's insurance subsidiaries have established preferred provider organization ("PPO") products. PPOs are generally a network of health care providers which offer their services to health care purchasers, such as insurers and self-funded employers. PPO enrollees choose their medical care from among the various contracting providers or choose a non-contracting provider and are reimbursed on a traditional indemnity plan basis after reaching an annual deductible. The Company assumes both underwriting and administrative expense risk in return for the premium revenue it receives from its medical HMO and PPO products. The HMOs and PPOs have contractual arrangements with health care providers, some of which are closely affiliated with the Company, for the delivery of health care to the Company's enrollees. Cost-effective delivery of health care services by such providers is achieved through appropriate use of health care services, emphasizing preventive health care services and encouraging the reduction of unnecessary hospitalization and other services.

    The following chart describes the Company's commercial HMO and insured PPO membership by state and product:

                                 JUNE 30, 1995
                         COMMERCIAL HMO AND INSURED PPO

                                      GROUP AND    MEDICARE               COMMERCIAL
               STATE                 INDIVIDUAL      RISK      MEDICAID    SUBTOTAL
- -----------------------------------  -----------  -----------  ---------  -----------
Arizona............................     296,000       28,000       5,000      329,000
California.........................     522,000       18,000      80,000      620,000
Colorado...........................      19,000       --          --           19,000
Florida............................      43,000       26,000      23,000       92,000
Louisiana..........................       6,000       --          --            6,000
Texas..............................       3,000       --          --            3,000
Utah...............................      79,000       --           4,000       83,000
Other..............................      24,000       --          --           24,000
                                     -----------  -----------  ---------  -----------
    Total..........................     992,000       72,000     112,000    1,176,000

    PROVIDER ARRANGEMENTS. The Company's medical HMOs arrange for the delivery of health care services to their enrollees by contracting with physicians, either directly or through independent practice associations ("IPAs") and medical groups, hospitals and other health care providers for a defined range of health services, including primary and specialty care and outpatient diagnostic services. Some of the IPAs and medical groups are affiliated with the Company, including Foundation Health Medical Group, Inc. ("FHMG") and Thomas-Davis Medical Centers, P.C., ("TDMC"), which are professional medical corporations owned by a Company-affiliated physician. Each enrollee's primary care physician plays a significant role in cost-control by practicing preventive medicine and managing the use of specialty physicians, hospitals and ancillary providers. The Company pays for health care services provided by IPAs and medical groups on a capitated basis or pursuant to discounted fee-for-service arrangements. Under capitation arrangements, the Company pays the IPA, medical group or hospital a fixed amount per enrollee per month to cover the payment of all or most medical services regardless of utilization, which transfers the risk of certain health care costs to the provider organization. The Company also uses various risk sharing and incentive arrangements to manage further the cost of providing health care. The Company contracts for hospital services under a variety of arrangements including capitation, per diem, discounted fee-for-service and flat fee arrangements.

    As a result of the increasing competition for health care providers (especially primary care physicians) and rising health care costs, the Company has implemented a strategy to construct and manage health care centers. FHMG and TDMC employ the physicians at the centers to provide medical services to the Company's enrollees. The Company provides facilities and support functions to the health care centers and is reimbursed in the form of a management fee by the affiliated professional corporations.

    CONTROL OF HEALTH CARE COSTS. The profitability of the Company depends on its ability to effectively control health care costs. Advances in medical technologies, inflation, hospital costs, major epidemics and numerous other external factors, including the aging of the population and other demographic characteristics affecting the delivery of health care, may affect the ability of HMOs, including the Company's HMOs, to predict and control health care costs.

    The Company manages health care costs by entering into payment arrangements with health care providers and by sharing the risk of certain health care costs with certain of the Company's contracting providers. The Company continues to seek capitation arrangements with its physician providers. In addition, several of the Company's hospital providers are paid pursuant to capitation arrangements.

    Under the Company's utilization review system, certain routine hospital admissions and lengths of stay require prior authorization and concurrent review. Post-discharge utilization review procedures are performed to evaluate the quality and utilization of care. Health professionals also monitor and become involved in case management of catastrophic cases in an effort to assist enrollees in obtaining medical care and treatment options that may be more appropriate and cost-effective than a long-term hospital stay.

    RISK MANAGEMENT. In addition to the Company's cost control systems, the use of medical underwriting criteria is an integral part of its risk management efforts. In addition, the Company mitigates part of the risk of catastrophic losses by maintaining reinsurance coverage for annual hospital costs incurred in the treatment of an enrollee's illness. The Company believes that its reinsurance policies significantly limit, at a reasonable premium cost, the risk of catastrophic costs incurred by its enrollees. The Company also maintains general liability, property, fidelity, and managed care professional liability and directors and officers insurance coverage in amounts the Company believes to be adequate. The Company requires contracting physicians, physician groups, dentists, hospitals and ancillary providers to maintain malpractice insurance coverage in amounts customary in the industry.

    QUALITY MANAGEMENT. The Company's HMOs have programs to evaluate the quality and appropriateness of care provided to its enrollees. The providers participate in quality management programs through peer review procedures conducted with the Company's medical directors. These procedures involve reviews of the tests, types of treatment and procedures performed for specific diagnoses as well as reviews of aggregate data. When considering whether to contract with a provider, the Company's HMOs conduct a credentialling evaluation of the applicant, including licensure, board certification, residency program completion, malpractice claims history and ability to accommodate enrollment demands. The Company's HMOs have customer service departments that work directly with enrollees to respond to their concerns and have enrollee grievance procedures to investigate and resolve complaints. The Company's HMOs also conduct periodic surveys to assess enrollee satisfaction with the health care delivery system, health care received and responsiveness to enrollees' needs.

    MANAGED CARE INDEMNITY PRODUCTS. Through the Company's indemnity insurance subsidiaries, the Company expands the managed care options for enrollees by making available PPO, point-of-service and other insured managed care products. These companies also offer group term and dependent life, accidental death and dismemberment and long-term disability coverage, as well as dual choice and out-of-area medical coverage.

SPECIALTY SERVICES MANAGED CARE

    The Company is utilizing its experience in managing HMOs to apply managed care concepts to areas such as dental, vision, prescription drugs, behavioral health, workers' compensation insurance and administration and ancillary services, in order to assist employers and other payers in meeting cost-containment and integration of benefits goals both on an insured and self-funded basis. The Company believes that offering a continuum of integrated managed care products and selling them across broad product lines will result in new sources of revenue, will increase membership in existing employer groups and will enable the Company to sell its integrated products to new employer groups. The Company's specialty services managed care operations consist of the following groups:

        DENTAL.    DentiCare of  California,  Inc. ("DentiCare"),  the Company's
    dental HMO, offers prepaid commercial and Medicaid dental care services. DentiCare served approximately 486,000 enrollees as of June 30, 1995.

        VISION. Foundation Health Vision Services dba AVP Vision Plans, the Company's vision HMO, offers prepaid vision services in the major metropolitan areas of California. AVP served approximately 124,000 enrollees as of June 30, 1995.

        BEHAVIORAL HEALTH. Foundation Health PsychCare Services, Inc. (formerly Occupational Health Services, Inc.), the Company's behavioral health HMO, provides managed care mental health, employee assistance and substance abuse programs on both an insured and self-funded basis to employers, governmental entities and other payers throughout the United States through a network of contracted providers. Foundation Health PsychCare Services, Inc. provided services to approximately 2.2 million eligible beneficiaries as of June 30, 1995.

        WORKERS' COMPENSATION SERVICES. The Company applies its managed care concepts, such as use of specialized preferred provider networks and utilization review, to the operations of its workers' compensation subsidiaries, California Compensation Insurance Company ("CalComp"), Business Insurance Company and Combined Benefits Life Insurance Company, which had estimated aggregate annual premiums in force at June 30, 1995 of approximately $390 million. These subsidiaries expand the Company's workers' compensation products to include insured risk products, permit the Company to apply its managed care expertise to reduce the medical costs associated with workers' compensation claims and enable the Company to develop and market "24 hour" risk or "Combined Care" products covering employees for medical care both on and off the job. The Company provides third party administration of workers' compensation claims primarily to self-insured employers, and operates a medical review and cost-containment business for the workers' compensation industry primarily within California at the current time.

        PHARMACEUTICAL MANAGED CARE SERVICES. Integrated Pharmaceutical Services, the Company's pharmaceutical subsidiary, provides pharmaceutical managed care services, including a national pharmacy network and formulary, pharmacy adjudication and claims processing services, to reduce costs. This subsidiary also operates retail pharmacies at the Company's health care centers to manage pharmacy-related costs.

        SELF-FUNDED PRODUCTS. The Company has developed self-funded products for employers who desire the cost containment aspects of an HMO product but who want to self-insure the health care cost risk. The Company has developed a provider network for these self-funded products. The Company's third party administration subsidiaries provide administrative only arrangements, including utilization review, managed care and claims administrative services to employer groups and to medical groups and IPAs that are paid on a capitated, at-risk basis.

GOVERNMENT CONTRACTS

    The Company, through Foundation Health Federal Services, Inc. ("FHFS"), its government contracts subsidiary, administers large, multi-year managed care government programs. FHFS subcontracts to affiliated and unrelated third parties the administration and health care risk of parts of these contracts. These programs include a CHAMPUS managed care contract in Washington and Oregon to provide health care services to approximately 227,000 CHAMPUS-eligible beneficiaries which commenced health care services in March, 1995 and a similar contract in Texas, Louisiana, Arkansas and Oklahoma to provide health care services to approximately 590,000 CHAMPUS-eligible beneficiaries with health care services scheduled to commence in November 1995. On August 31, 1995, FHFS was notified of award by the Department of Defense of the multi-year TRICARE managed care contract to provide health care services to approximately 720,000 CHAMPUS-eligible beneficiaries in California and Hawaii with health care services scheduled to commence in April 1996. FHFS had previously been the prime contractor under the predecessor contract to the TRICARE program from 1988 through January 31, 1994. The Company intends to compete for other managed care contracts as they are announced by federal and state agencies. There can be no assurance that the

Company will be successful in managing the implementation and delivery of services under several large, multi-year government managed care contracts or whether any such contracts will provide the Company with an adequate level of profitability.

    FHFS also administers contracts in Massachusetts and New Jersey to enroll Medicaid eligible individuals in managed care programs in those states. FHFS is not at risk for the provision of any health care services under either of these contracts.

PATIENT SERVICES

    The Company owns and operates a 128-bed hospital located in Los Angeles, California, the East Los Angeles Doctors Hospital, and a 200-bed hospital located in Gardena, California, the Memorial Hospital of Gardena. Both of these hospitals are accredited by the Joint Commission on the Accreditation of Healthcare Organizations. The Company's strategy in maintaining ownership of these hospitals depends on the continued cost-efficiency of the hospitals, integration of the hospitals into the Company's Southern California HMO networks, particularly with respect to the Medicaid population, and development of subacute or related units which offer less costly care than acute hospitalization and which contribute to the hospitals' revenues. Through its wholly owned subsidiaries, American VitalCare, Inc. and Managed Alternative Care, Inc., the Company is also engaged in the management of hospital subacute care units serving chronically ill patients.

INFORMATION TECHNOLOGY

    The Company's information technology systems include several computer systems, each utilizing customized software and a network of on-line terminals. The Company's operations use its computer-based information technology systems for various purposes including claims processing, general accounting and health services reporting. These systems also include enrollment and billing functions, including membership verification capabilities, and analysis of transactions relating to providers and enrollees, such as claims status, hospital admissions and lengths of stay, outpatient care and utilization. The Company is heavily dependent on its information technology systems and is in the process of integrating the systems of its recently acquired operations. These systems will need to be further enhanced as the Company's business expands and it offers new products; there is no assurance the Company will not experience interruptions in service as a result of the enhancement and integration of its information technology systems.

SALES AND MARKETING

    The Company's sales and marketing strategy and implementation for its managed care products is defined and coordinated by its corporate sales and marketing staff. Primary marketing responsibility for the Company's products resides with a marketing director and a direct sales force at both the corporate and subsidiary levels. In addition, these products are sold through independent insurance agents and brokers. The Company is emphasizing cross-marketing of its products to current and prospective customers through its corporate and subsidiary sales and marketing staff. Medicaid and Medicare risk products are primarily marketed by the HMOs' sales employees. Sales and marketing efforts are also supported by advertising programs that employ television, radio, newspapers, billboard and direct mail.

COMPETITION

    The managed health care industry evolved primarily as a result of health care buyers' concerns regarding rising health care costs. The industry's goal is to infuse greater cost effectiveness and accountability into the health care system through the development of managed care products, including HMOs, PPOs, and specialized services such as mental health or pharmacy benefit programs, while increasing the accessibility and quality of health care services. The managed health care industry is highly competitive, both nationally and in the Company's various service areas.

    As HMO and PPO penetration of the health care market and the effects of health care reforms increase nationwide, the Company expects that competition for new contracts with large employer and government groups, small employer groups and individuals will intensify. In addition, employers may choose to self-insure the health care risk while seeking benefit administration and utilization review services from third parties to assist them in controlling and reporting health care costs. In such an environment, the Company believes that having a broad line of health care programs and products available will be important in being selected by employers to manage the health care products or coverage offered to their employees.

    The Company's managed care products compete for group and individual membership with conventional health insurance plans, Blue Cross/Blue Shield plans, other HMOs, PPOs, third party administrators and health care companies, and employers or groups who elect to self-insure. The Company's ability to increase the number of persons covered by its products or services or to increase its premiums and fees can be affected by the Company's level of competition in any particular area. The Company believes that the principal competitive factors affecting the Company's business include price, the level and quality of service provided or arranged for, provider network capabilities, the offering of innovative products and marketplace reputation. The Company also faces competition from hospitals, health care facilities and other health care providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services.

GOVERNMENT REGULATION

    Government regulation of the Company's business is a changing area of the law that varies from jurisdiction to jurisdiction and from product to product and generally gives responsible administrative agencies broad discretion. The Company believes that it is currently in compliance in all material respects with the various federal and state licensing regulations and contract requirements applicable to its current operations. To maintain such compliance, it may be necessary for the Company to make changes from time to time in its services, products, structure or marketing methods. Additional government regulation, or future interpretation of existing regulations, could increase the cost of the Company's compliance or otherwise affect the Company's operations, products, profitability or business prospects. Non-compliance with government regulations could also subject the Company to fines, penalties, cease and desist orders, investigations, audits, reimbursement of funds previously received, lower reimbursement levels and contract termination. The Company is unable to predict what additional regulation, if any, affecting its business may be enacted in the future or how existing or future regulations may be interpreted.

    Increasingly states are considering various health care reform measures and are adopting laws or regulations which may limit the Company's HMOs and insurance operations' ability to control which providers are part of their networks and may hinder their ability to effectively manage utilization and cost. The Company is unable to predict what reforms, if any, may be enacted or how those reforms would affect the Company's operations.

    HMOS. All of the states in which the Company's HMOs offer products have enacted statutes regulating the activities of those HMOs. Regulatory authorities exercise extensive supervisory, investigatory and audit powers over HMOs. Most states require periodic financial reports from HMOs licensed to operate in their states and impose minimum capital or reserve requirements. Certain of the Company's subsidiaries are required to retain for their own use cash generated from their operations. In addition, certain of the Company's subsidiaries are required by state regulatory agencies to maintain restricted cash reserves represented by interest-bearing instruments which are held by trustees or state regulatory agencies to ensure that adequate financial reserves are maintained. Some state regulations enable agencies to review all contracts entered into by HMOs for reasonableness of fees charged and other provisions.

    The Company's HMOs which have Medicare risk contracts are subject to regulation by the Health Care Financing Administration ("HCFA"), a branch of the United States Department of Health and Human Services. HCFA has the right to audit HMOs operating under Medicare risk contracts to determine each HMO's compliance with HCFA's contracts and regulations and the quality of care being rendered to the HMO's enrollees.

    The Company's HMOs which have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program. Both Medicare and Medicaid have in force and/or have proposed regulations relating to fraud and abuse, physician incentive plans and provider referrals which may affect the Company's operations.

    Several of the Company's HMOs have contracts with the Federal Employees Health Benefit Plan ("FEHBP"). These contracts are subject to extensive regulation, including complex rules relating to the premiums charged. FEHBP has the authority to retroactively audit the rates charged and frequently seeks premium refunds and other sanctions against health plans participating in the program. The Company's HMOs which have contracted with FEHBP are subject to such audits and may be requested to make such refunds.

    INSURANCE REGULATION. The Company's insurance subsidiaries are subject to regulation by the Department of Insurance (the "DOI") in each state in which the entity is licensed. Regulatory authorities exercise extensive supervisory power over insurance companies with regard to the licensing of insurance companies, including the nature of, and limitation on, an insurance company's investments, periodic examination of the operations of insurance companies, and the establishment of capital and surplus requirements for insurance companies. The Company's insurance company subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed, are subject to an annual audit by an independent public accounting firm, and are required to file on an annual basis an actuarial certification of the insurer's reserves for losses and loss adjustment expenses. Additionally, such companies are periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business.

    INSURANCE HOLDING COMPANY REGULATIONS. Certain of the Company's HMOs and each of the Company's insurance subsidiaries are subject to regulation under state insurance holding company regulations. Such insurance holding company laws and regulations generally require registration with the state DOI and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business activities. Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transactions as well as certain transactions between the regulated companies and their affiliates.

    TPAS. Certain subsidiaries of the Company are also licensed as third party administrators ("TPAs") in states where such licensing is required for their activities. TPA regulations differ greatly from state to state and there are not uniform or consistent applications of regulations from state to state.

    UTILIZATION REVIEW REGULATIONS. A number of states have enacted laws and/or adopted regulations governing the provision of utilization review activities. Generally, these laws and regulations require compliance with specific standards for the delivery of services, confidentiality, staffing, and policies and procedures of private review entities, including the credentials required of personnel. Some of these laws and regulations may affect certain operations of the Company's businesses.

    ERISA. The provision of goods and services to or through certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the United States Department of Labor. ERISA places certain controls on how certain of the Company's subsidiaries may do business with employers covered by ERISA, particularly employers that maintain self-funded plans. The Department of Labor is engaged in an ongoing ERISA enforcement program which may result in additional constraints on how ERISA-governed benefit plans conduct their activities. There recently have been legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase the Company's liability exposure under state law-based suits relating to employee health benefits offered by the Company's HMOs and specialty businesses and may permit greater state regulation of other aspects of those businesses' operations.

    GOVERNMENT PROGRAMS. FHFS is subject to extensive federal regulation and cost accounting standards as a result of its government contracts, including federal affirmative action and labor requirements, and in the future may be subject to additional state regulations with respect to such contracts. FHFS is also subject to federal and state regulations as a result of the administration of Medicaid programs in various states.

    HOSPITAL REGULATION. The operation of the Company's hospitals is also subject to federal, state and local government regulation. These facilities are subject to periodic inspection by state licensing agencies to determine that standards of medical care and the physical plant necessary for continued licensure are maintained. The hospitals are subject to environmental legislation by virtue of the real property owned by the hospitals and by their operations, including regulation of the disposal of medical waste.

    Under the federal reimbursement program for inpatients, Medicare pays a predetermined rate for each covered hospitalization. Each hospitalization is classified into one of several hundred diagnosis related groups, which classification determines the rate paid for the hospitalization. Outpatient services are reimbursed on the basis of reasonable cost and/or per procedure price.

    The East Los Angeles Doctors Hospital and Memorial Hospital of Gardena have Medicaid contracts which are subject to cancellation by the state or the hospital on 120 days' prior notice without cause. If either hospital's Medicare contract was terminated, the hospital would also cease to participate in Medicaid. For the fiscal year ended June 30, 1995, the hospitals received approximately 76.7% of their total revenues from the Medicare and Medicaid contracts. The termination of participation in these programs would threaten the hospitals' viability.

    GOVERNMENT AUDITS. The Company is subject to and currently is undergoing extensive governmental investigations and audits with respect to its government contracts and Medicaid and Medicare programs. The results of such audits, which may continue past the termination of the contracts, may result in reimbursement to the governmental agencies of amounts previously paid by such governmental agencies to the Company. The Company is also subject to regular and special medical and financial investigations and audits by various state and federal regulatory agencies with respect to the operations of its HMO and insurance subsidiaries.

EMPLOYEES

    As of June 30, 1995, the Company and its subsidiaries employed approximately 8,896 people. None of the Company's employees is presently covered by a collective bargaining agreement, and the Company believes its employee relations are good.

ITEM 2.  PROPERTIES.

    As of June 30, 1995, the Company leased approximately 1.2 million aggregate square feet of space primarily for administrative offices, data processing facilities and claims processing in the states in which it is doing business. These leases expire at various dates through July 2002. The Company owns approximately 486,000 aggregate square feet of space for health care centers in California and Arizona and approximately 248,760 square feet of space for the two hospitals in Southern California. The Company also leases approximately 245,000 aggregate square feet of space for health care centers in Arizona, California and Florida, which leases expire at various dates through April 2003.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company maintains general liability and managed care professional liability and directors and officers liability insurance and other insurance coverage it believes is typical in the industry. In the ordinary course of its business, the Company is subject to claims and legal actions by enrollees, providers and others. See "Business -- Government Regulation." There can be no assurance that claims in excess of the Company's insurance coverage will not arise or that all claims would be covered by such insurance.

    The Company has been requested pursuant to two separate non-public Securities and Exchange Commission ("SEC") investigations, commencing in August 1992 in the case of Century MediCorp. Inc. ("CMC") and in August 1995 in the case of Intergroup Healthcare Corporation ("Intergroup"), to provide information regarding trading (i) in the common stock of CMC and the Company prior to the July 1992 announcement of the proposed merger between CMC and the Company and
(ii) in the common stock of Intergroup prior to the July 1994 announcement of the proposed merger between Intergroup and the Company. The SEC has not brought charges in connection with either inquiry and has advised the Company that its inquiries are not to be construed as an adverse reflection on any person or as an indication that any violation of law has occurred.

    Two actions, as previously disclosed, filed in 1993 against the Company, its dental HMO subsidiary and certain present and former executive officers of the Company and such subsidiary, continue in discovery or pleading stages and as such, the Company cannot determine the liability, if any, that may be assessed or result in these matters. The Company is defending these matters vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

    EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, subject to rights under employment agreements, are as follows:

        Daniel D. Crowley, age 47, has been a director and the President and Chief Executive Officer of the Company since May 1989. In May 1990, Mr. Crowley was appointed Chairman of the Board of Directors of the Company. Prior thereto, Mr. Crowley served Blue Cross and Blue Shield of Ohio in various senior management positions, including Executive Vice President of Statewide Operations, Chief Operating Officer of the Western Division and Vice President.

        Steven D. Tough, age 44, has been President and Chief Operating Officer -- Government Operations since October 1994. He has been employed by the Company and its subsidiaries in various capacities since 1978. Mr. Tough has been a director of the Company since 1988.

        Jeffrey L. Elder, age 47, was appointed Senior Vice President-Chief Financial Officer of the Company in July 1992. Mr. Elder joined the Company as Vice President-Financial Operations in July 1989 and was appointed Vice President-Chief Financial Officer in March 1990. Prior thereto, Mr. Elder served as Vice President-Administration of Medical Life Insurance Company. Mr. Elder has been a director of the Company since 1991.

        Kirk A. Benson, age 45, was appointed President and Chief Operating Officer -- Commercial Operations in October, 1994 and has served as Senior Vice President-Corporate Development of the Company since July 1991. Mr. Benson has been employed by the Company in various capacities since March 1989.

        Allen J. Marabito, age 49, joined the Company as Senior Vice President-General Counsel and Secretary in July 1991. Prior thereto, Mr. Marabito was a partner with the law firm of Climaco, Climaco, Seminatore, Lefkowitz & Garofoli, Cleveland, Ohio.

    There are no family relationships among directors or executive officers of the Company.

                                    PART II

ITEM 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED STOCKHOLDER
         MATTERS.

    The Company's common stock is listed on the New York Stock Exchange, Inc. (the "NYSE") under the symbol "FH." The following table sets forth, for the periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape.

                                                                 PRICE RANGE OF
                                                                  COMMON STOCK
                                                               ------------------
                                                                HIGH        LOW
                                                               -------    -------
Fiscal Year 1994
  First Quarter..............................................  $35        $18 1/8
  Second Quarter.............................................   32         21 3/4
  Third Quarter..............................................   41 1/2     29 3/4
  Fourth Quarter.............................................   46         33 1/4
Fiscal Year 1995
  First Quarter..............................................   39 5/8     31 1/4
  Second Quarter.............................................   37 1/2     29 3/4
  Third Quarter..............................................   34 7/8     26 3/8
  Fourth Quarter.............................................   32 3/4     26 7/8
Fiscal Year 1996
  First Quarter
   (through September 21, 1995)..............................   38 3/4     26 3/4

    On September 21, 1995, the closing sale price of the common stock was $37.125 per share. As of September 22, 1995, there were approximately 712 holders of record of the common stock.

    The Company has never paid cash dividends on its common stock, except that CareFlorida Health Systems, Inc., which merged with the Company in October 1994, paid cash dividends to its shareholders prior to the merger. The Company presently intends to retain its earnings for the development of its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company's loan agreements restrict payment of cash dividends on the Company's common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

                         FOUNDATION HEALTH CORPORATION
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED JUNE 30,
                                              --------------------------------------------------------------------
                                                  1991          1992          1993          1994          1995
                                              ------------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS DATA (1):
Revenues:
  Commercial premiums.......................  $    759,052  $    900,660  $  1,102,392  $  1,358,616  $  1,664,509
  Government contracts......................       584,997       670,271       746,827       542,726       187,493
  Specialty services revenue................        31,099        50,627        89,135       380,726       509,807
  Patient service revenue, net..............        16,377        40,612        43,483        41,358        41,323
  Investment and other income...............        17,465        21,449        24,874        39,511        56,792
                                              ------------  ------------  ------------  ------------  ------------
                                                 1,408,990     1,683,619     2,006,711     2,362,937     2,459,924
                                              ------------  ------------  ------------  ------------  ------------
Expenses:
  Commercial health care services...........       617,527       711,735       862,602     1,067,027     1,290,367
  Government contracts health care
   services.................................       149,659       171,983       188,139       152,185        67,508
  Government contracts subcontractor
   costs....................................       388,822       419,817       432,903       252,743        66,551
  Specialty services costs..................        30,683        47,950        79,366       355,208       438,124
  Patient service costs.....................        17,130        40,973        38,156        37,599        33,561
  Selling, general and administrative.......       135,179       175,135       230,506       291,130       307,802
  Amortization and depreciation.............        15,162        18,390        21,388        28,463        41,102
  Interest expense..........................        11,031         6,035         4,239        12,709        11,555
  Acquisition and restructuring costs (2)...       --            --             12,413       --            124,822
                                              ------------  ------------  ------------  ------------  ------------
                                                 1,365,193     1,592,018     1,869,712     2,197,064     2,381,392
                                              ------------  ------------  ------------  ------------  ------------
Income before income taxes and minority
 interest...................................        43,797        91,601       136,999       165,873        78,532
Provision for income taxes..................        12,877        34,737        57,026        64,834        26,821
Minority interest...........................       --              4,042         6,636         7,398         2,262
                                              ------------  ------------  ------------  ------------  ------------
Net income..................................        30,920        52,822        73,337        93,641        49,449
Preferred stock dividends...................         1,721       --            --            --            --
                                              ------------  ------------  ------------  ------------  ------------
Net income available to common
 stockholders...............................  $     29,199  $     52,822  $     73,337  $     93,641  $     49,449
                                              ------------  ------------  ------------  ------------  ------------
                                              ------------  ------------  ------------  ------------  ------------
Earnings per share..........................  $       0.78  $       1.32  $       1.53  $       1.92  $       0.90
                                              ------------  ------------  ------------  ------------  ------------
                                              ------------  ------------  ------------  ------------  ------------
Weighted average common and common stock
 equivalent shares outstanding..............    37,564,198    40,022,322    47,870,576    48,688,221    54,780,162
                                              ------------  ------------  ------------  ------------  ------------
                                              ------------  ------------  ------------  ------------  ------------


                                                                            JUNE 30,
                                              --------------------------------------------------------------------
                                                  1991          1992          1993          1994          1995
                                              ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA (1):
  Cash and investments......................  $    170,290  $    291,919  $    485,370  $    765,572  $    795,278
  Total assets..............................       441,405       632,037       916,247     1,498,508     1,964,207
  Notes payable and capital leases..........        59,592        51,688       142,048       170,108       180,054
  Stockholders' equity......................       113,127       263,427       342,398       422,443       756,899

- --------------------------

(1) The Company's consolidated financial statements have been restated to reflect the results of acquisitions accounted for in accordance with the pooling of interests method of accounting. See Note 1 of Notes to the Consolidated Financial Statements.

(2)  In connection with  certain acquisitions the  Company recorded charges  for
     acquisition   and  restructuring  costs.  See  Note   1  of  Notes  to  the
     Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The  Company's  financial  position   and  results  of  operations   changed
significantly during fiscal year 1995 as a result of the following mergers and acquisitions which enhanced the Company's geographic and product diversity:

     DATE OF ACQUISITION                NATURE OF BUSINESS                      CONSIDERATION
- ------------------------------  -----------------------------------  -----------------------------------
PURCHASE TRANSACTIONS
July 1994                       Workers compensation bill review     $37 million cash plus common stock
                                 and third party administration
November 1994                   Colorado HMO                         $8.9 million common stock
November 1994                   Florida Medicaid HMO                 $32.9 million cash plus note
November 1994                   39.5% minority interest in Arizona   $249.1 million common stock
                                 and Utah managed care company
                                 ("Intergroup")
February 1995                   Property and casualty insurance      $13.2 million cash
                                 company
POOLING TRANSACTIONS
October 1994                    Florida managed care company         $226.4 million exchange of common
                                 ("CareFlorida")                      stock
November 1994                   Arizona professional corporation     $438.9 million exchange of common
                                 ("TDMC") and its 60.5% interest in   stock
                                 Intergroup

    In addition to these mergers and acquisitions, in fiscal year 1995 the Company's government contracts subsidiary was awarded a large government managed care contract in Washington and Oregon to provide services to approximately 227,000 CHAMPUS-eligible beneficiaries (the "Washington/Oregon Contract"), which commenced health care delivery in March 1995 and was awarded a similar contract in April 1995 in Oklahoma, Arkansas and parts of Louisiana and Texas to provide services to approximately 590,000 CHAMPUS-eligible beneficiaries (the "Region 6 Contract"), with health care delivery scheduled to commence in November 1995.

    The financial information, enrollment data and related comparisons presented in this discussion have been restated to include the results of CareFlorida, TDMC and its majority interest in Intergroup for all periods presented. The acquisitions accounted for under the purchase method of accounting have been included in the Company's consolidated financial statements from their respective dates of acquisition. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED OPERATING RESULTS

    The Company achieved record revenues and earnings (before a $124.8 million acquisition and restructuring charge net of related tax effects recorded in the second quarter) for the fiscal year ended June 30, 1995. The growth in revenues during fiscal year 1995 was primarily driven by commercial enrollment gains, especially from the Company's individual and Medicare risk products, additional Medicaid enrollment as a result of the acquisition of the Florida Medicaid HMO, growth in net earned workers' compensation premium due to sales and recapture of ceded premium and commencement of health care delivery under the Washington/Oregon Contract during the third quarter. This growth was offset by the January 31, 1994 expiration of the CRI Contract. Fiscal year 1994 revenues included $431.3 million in revenues related to the CRI Contract. Revenues in fiscal year 1994 exceeded fiscal year 1993 revenues of $2,006.7 million by 17.8%, primarily as a result of increased commercial enrollment and specialty services revenues, including revenues generated from CalComp which was acquired in August 1993.

    Investment and other income, included as a component of the Company's revenues, increased each year due primarily to the investment of excess surplus and reserves generated by operations, a significant part of which was generated by CalComp, acquired in August 1993, whose investments are primarily held in tax-exempt securities. Investment income also increased due to the general rise in interest rates during fiscal years 1993, 1994 and 1995.

    The Company's selling, general and administrative ("SG&A") expenses in fiscal year 1995 increased due primarily to the implementation costs of the Washington/Oregon and Region 6 Contracts and start-up of the New Jersey Medicaid administrative services only contract. The increase in SG&A expenses in fiscal year 1994 over 1993 was due primarily to expenses related to the establishment and operation of government claims processing as an internal function and the inclusion of SG&A expenses related to Gem Insurance Company ("Gem"), the Utah insurance subsidiary which was acquired by Intergroup effective January 1, 1994.

    The ratio of SG&A expenses to total revenues (the "SG&A ratio") increased from 11.5% in fiscal year 1993 to 12.3% in fiscal year 1994 to 12.5% in fiscal year 1995. This increase was due primarily to the expiration of the CRI Contract which resulted in the cessation of contract revenues effective January 31, 1994 while various administrative costs related to claims processing and other activities continued during the wind-down period.

    Amortization and depreciation expense increased each year primarily due to increased depreciation as a result of the Company's ownership and construction of health care centers and increased amortization of goodwill incurred in connection with the purchase of the Intergroup minority interest and other business acquisitions during fiscal years 1993, 1994 and 1995.

    Interest expense increased in fiscal year 1994 from fiscal year 1993 due primarily to the issuance of $125 million of Senior Notes in June 1993. Interest expense decreased in fiscal year 1995 as a result of the prepayment of $11.4 million in bank debt by TDMC in November 1994.

    In connection with the mergers of CareFlorida, TDMC and Intergroup, the Company recorded a charge for integration, restructuring and pooling costs of $124.8 million.

    The acquisition and restructuring charge represents the costs of acquiring and consolidating the companies' management information systems and administrative functions and positioning the Company to take advantage of best practices in healthcare delivery systems and managed care techniques after the mergers.

    The components of this charge include (in millions):

Professional fees.......................................................  $ 21.5
Cancellation of certain contractual obligations and other settlement
 costs..................................................................    27.1
Write-off of certain redundant hardware, software and other settlement
 costs..................................................................    17.9
Elimination of duplicate facilities.....................................    13.0
Transition and severance related payments to employees..................    36.5
Other integration and restructuring.....................................     8.8
                                                                          ------
    Total...............................................................  $124.8
                                                                          ------
                                                                          ------

    These costs satisfy the definition of "exit costs" as set forth in Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity (including Certain Costs Incurred in a Restructuring)" that are directly related to the mergers. Management of the Company anticipates the integration and restructuring of the combined entities will be substantially complete by the end of the fourth quarter of fiscal year 1996.

    Full implementation of the restructuring plan will result in the termination of 638 employees (291 employees had been terminated as of June 30, 1995) by eliminating and consolidating duplicate administrative, information systems and sales functions.

    As of June 30, 1995, $62.8 million (primarily professional fees, transition and related severance payments and write-off of impaired assets) in merger, integration and restructuring costs have been paid or otherwise charged against the $124.8 million accrual. The remaining restructuring obligations are expected to be substantially paid as due through the fourth quarter of fiscal year 1996 utilizing existing cash resources of the Company. The amounts set forth above represent management's best estimate of the restructuring costs to be incurred and the timing of the restructuring and integration plan (the "Plan"). The progress of the Plan and the actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used by management in developing the recorded accrual. The Company expects that this restructuring will result in operating cost savings in excess of the amount of the charge.

    As a result of the factors described above and despite expiration of the CRI Contract in January 1994, income before income taxes and minority interest grew from $149.4 million in fiscal year 1993 (before acquisition and restructuring costs) to $165.9 million in 1994. After acquisition and restructuring costs, income before income taxes and minority interest was $137.0 million in fiscal year 1993. In fiscal year 1995, income before income taxes and the minority interest grew to $203.3 million (before acquisition and restructuring costs). After acquisition and restructuring costs, income before income taxes and minority interest was $78.5 million in fiscal year 1995.

    The tax provision rate for fiscal year 1994 of 39.1% was 2.5% lower than for fiscal year 1993, because of acquisition expenditures in the earlier year which were not deductible for income tax purposes, and the acquisition in fiscal year 1994 of CalComp, which is not subject to state income or franchise taxes. The tax provision rate dropped further in fiscal year 1995 to 34.2% because of the combined effect of the acquisition and restructuring charge of $124.8 million and the resulting increased proportion of tax-exempt interest income as a percentage of pre-tax income. The rate was further reduced by the acquisition of Intergroup, which is not subject to state franchise or income taxes, and the elimination of a duplicate tax for undistributed income from Intergroup to its former parent company. These rate reductions were mitigated by the effects of non-deductible acquisition expenses.

    Minority interest represents the allocation of Intergroup's net income to the holders of the 39.5% shares of Intergroup common stock not held by TDMC (the "Intergroup Minority Interest"), for the periods prior to the Company's acquisition of the Intergroup Minority Interest.

    Through the combination of the factors described above, net income grew from $82.5 million or $1.72 per share in fiscal year 1993 (before the $12.4 million acquisition and restructuring costs net of related tax effects) to $93.6 million or $1.92 per share in fiscal year 1994. After the acquisition and restructuring costs net of related tax effects in fiscal year 1993, net income was $73.3 million or $1.53 per share. In fiscal year 1995, net income increased to $128.8 million or $2.35 per share (before the $124.8 million acquisition and restructuring costs net of related tax-effects). After such charge net of related tax effects, net income for fiscal year 1995 was $49.4 million or $.90 per share.

    The Company's ability to expand its business is dependent, in part, on competitive premium pricing and its ability to secure cost-effective contracts with providers. Achieving these objectives is becoming increasingly difficult due to the competitive environment. In addition, the Company's profitability is dependent, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, integration of acquired companies, regulatory changes, utilization, new technologies, hospital costs, major epidemics and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical records to anticipate results or future period trends.

LINE OF BUSINESS REPORTING

    The Company operates in a single industry segment, managed health care. The following table presents financial information reflecting the Company's operations by the three primary lines of business: (i) commercial operations;
(ii) government contracts; and (iii) specialty services. This information is provided to facilitate a more meaningful discussion of the Company's results of operations. As patient services (the operations of the Company's two hospitals) represents less than 2.5% of the Company's total revenues for all lines of business, a detailed discussion is not presented.

    Commercial operations includes the Company's HMOs and life and health insurance subsidiaries. This line of business is characterized by operations in which the Company assumes underwriting risk in return for premium revenue. Government contracts consists of contractual services to state and federal government programs such as CHAMPUS and administrative-only Medicaid contracts in which the Company receives revenues for administrative and management services and, under the CHAMPUS contracts, also accepts financial responsibility for health care costs. Specialty services includes operations in which the Company assumes underwriting risk in return for premium revenue, including managed care workers' compensation insurance and behavioral health, dental and vision HMO products, and operations in which the Company provides administrative services only, including certain of the behavioral health and pharmacy benefits management programs, workers' compensation third party administration and bill review services and administrative-only products and services.

LINE OF BUSINESS FINANCIAL INFORMATION

                           FOUNDATION HEALTH CORPORATION

                                                 1993                                   1994
                                --------------------------------------  -------------------------------------
                                            PERCENT OF      PERCENT                 PERCENT OF     PERCENT
                                AMOUNT OR      TOTAL       INCREASE     AMOUNT OR      TOTAL       INCREASE
                                 PERCENT      REVENUE     (DECREASE)     PERCENT      REVENUE     (DECREASE)
                                ----------  -----------  -------------  ----------  -----------  ------------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Commercial premiums.........  $1,102,392        54.9%        22.4%    $1,358,616        57.5%        23.2%
  Government contracts........     746,827        37.2         11.4        542,726        23.0        (27.3)
  Specialty services
   revenue....................      89,135         4.4         76.1        380,726        16.1        327.1
  Patient service revenue,
   net........................      43,483         2.2          7.1         41,358         1.8         (4.9)
  Investment and other
   income.....................      24,874         1.2         16.0         39,511         1.7         58.8
                                ----------       -----                  ----------       -----
                                 2,006,711       100.0         19.2      2,362,937       100.0         17.8
                                ----------       -----                  ----------       -----
Expenses:
  Commercial health care
   services...................     862,602        43.0         21.2      1,067,027        45.2         23.7
  Government contracts health
   care services..............     188,139         9.4          9.4        152,185         6.4        (19.1)
  Government contracts
   subcontractor costs........     432,903        21.6          3.1        252,743        10.7        (41.6)
  Specialty services costs....      79,366         4.0         65.5        355,208        15.0        347.6
  Patient service costs.......      38,156         1.9         (6.9)        37,599         1.6         (1.5)
  Selling, general and
   administrative ("SG&A")....     230,506        11.5         31.6        291,130        12.3         26.3
  Amortization and
   depreciation...............      21,388         1.1         16.3         28,463         1.2         33.1
  Interest expense............       4,239         0.2        (29.8)        12,709         0.5        199.8
  Acquisition and
   restructuring costs........      12,413         0.6        N/A           --          --           N/A
                                ----------       -----                  ----------       -----
                                 1,869,712        93.2         17.4      2,197,064        93.0         17.5
                                ----------       -----                  ----------       -----
Income before income taxes....     136,999         6.8         49.6        165,873         7.0         21.1
  Provision for income
   taxes......................      57,026         2.8         64.2         64,834         2.7         13.7
  Minority interest...........       6,636         0.3         64.2          7,398         0.3         11.5
                                ----------       -----                  ----------       -----
Net income....................  $   73,337         3.7%        38.8     $   93,641         4.0%        27.7
                                ----------       -----                  ----------       -----
                                ----------       -----                  ----------       -----
Earnings per share............  $     1.53                     27.5     $     1.92                     25.5
                                ----------                              ----------
                                ----------                              ----------
Weighted average common and
 common stock equivalent
 shares outstanding...........  47,840,576                      8.7     48,688,221                      1.8
                                ----------                              ----------
                                ----------                              ----------
Operating Ratios:
  Commercial loss ratio.......        78.2%                                   78.5%
  Government contracts ratio..        83.2                                    74.6
  Specialty services ratio....        89.0                                    93.3
  Patient service ratio.......        87.7                                    90.9
  S G & A to total revenues...        11.5                                    12.3
  Effective tax rate..........        41.6                                    39.1
Enrollment:
  Commercial:
    Group and individual......         661                      5.8            828                     25.3
    Medicare risk.............          28                     55.6             46                     64.3
    Medicaid..................          83                     76.6            111                     33.7
                                ----------                    -----     ----------                   ------
                                       772                     11.9            985                     27.6
                                ----------                    -----     ----------                   ------
  Government:
    CHAMPUS PPO and
     indemnity................         713                      0.3             86                    (87.9)
    CHAMPUS HMO...............         258                     33.0             24                    (90.7)
                                ----------                    -----     ----------                   ------
                                       971                      7.3            110                    (88.7)
                                ----------                    -----     ----------                   ------
      Combined................       1,743                      9.3%         1,095                    (37.2)%
                                ----------                    -----     ----------                   ------
                                ----------                    -----     ----------                   ------

                                                 1995
                                --------------------------------------
                                            PERCENT OF      PERCENT
                                AMOUNT OR      TOTAL       INCREASE
                                 PERCENT      REVENUE     (DECREASE)
                                ----------  -----------  -------------

Revenues:
  Commercial premiums.........  $1,664,509        67.7%        22.5%
  Government contracts........     187,493         7.6        (65.5)
  Specialty services
   revenue....................     509,807        20.7         33.9
  Patient service revenue,
   net........................      41,323         1.7         (0.1)
  Investment and other
   income.....................      56,792         2.3         43.7
                                ----------       -----
                                 2,459,924       100.0          4.1
                                ----------       -----
Expenses:
  Commercial health care
   services...................   1,290,367        52.5         20.9
  Government contracts health
   care services..............      67,508         2.7        (55.6)
  Government contracts
   subcontractor costs........      66,551         2.7        (73.7)
  Specialty services costs....     438,124        17.8         23.3
  Patient service costs.......      33,561         1.4        (10.7)
  Selling, general and
   administrative ("SG&A")....     307,802        12.5          5.7
  Amortization and
   depreciation...............      41,102         1.7         44.4
  Interest expense............      11,555         0.5         (9.1)
  Acquisition and
   restructuring costs........     124,822         5.1        N/A
                                ----------       -----
                                 2,381,392        96.8          8.4
                                ----------       -----
Income before income taxes....      78,532         3.2        (52.7)
  Provision for income
   taxes......................      26,821         1.1        (58.6)
  Minority interest...........       2,262         0.1        (69.4)
                                ----------       -----
Net income....................  $   49,449         2.0%       (47.2)
                                ----------       -----
                                ----------       -----
Earnings per share............  $     0.90                    (53.1)
                                ----------
                                ----------
Weighted average common and
 common stock equivalent
 shares outstanding...........  54,780,162                     12.5
                                ----------
                                ----------
Operating Ratios:
  Commercial loss ratio.......        77.5%
  Government contracts ratio..        71.5
  Specialty services ratio....        85.9
  Patient service ratio.......        81.2
  S G & A to total revenues...        12.5
  Effective tax rate..........        34.2
Enrollment:
  Commercial:
    Group and individual......         992                     19.8
    Medicare risk.............          72                     56.5
    Medicaid..................         112                      0.9
                                ----------                    -----
                                     1,176                     19.4
                                ----------                    -----
  Government:
    CHAMPUS PPO and
     indemnity................         251                    191.9
    CHAMPUS HMO...............          86                    258.3
                                ----------                    -----
                                       337                    206.4
                                ----------                    -----
      Combined................       1,513                     38.2%
                                ----------                    -----
                                ----------                    -----

    COMMERCIAL OPERATIONS

    Revenues generated by the Company's commercial operations increased in fiscal year 1995 over fiscal year 1994 due in part to inclusion of revenues from the January 1994 purchase of Gem and the November 1994 purchases of the Colorado HMO and the Florida Medicaid HMO as well as increased enrollment in existing lines of business. Revenues in fiscal year 1994 increased over fiscal year 1993, reflecting increased enrollment growth and as well as the inclusion of revenue from Gem for the last six months of fiscal year 1994. The Company anticipates revenues to increase during fiscal year 1996 primarily as a result of enrollment growth; however, the rate of increase is not expected to be at the same level as in prior years since, to some extent, prior year increases have resulted from businesses acquired and the Company anticipates continued pressure on its ability to increase premium rates.

    The Company expects continued pressure from employer groups and government agencies to reduce premiums. Effective July 1, 1995, Medicaid HMO rates in Florida were reduced by approximately 18%, which will affect commercial premium revenues. Employer groups continue to demand lower premium increases and in some cases, premium decreases. The Company has managed health care costs and decreased the rate at which its health care costs have grown, by a number of strategies, including greater controls on hospital utilization, the generation of cost savings through national health care purchasing contracts (including mental health, home health and pharmacy) and long-term hospital provider contracts, reduction in specialist reimbursement rates and utilization and development and management of health care centers. The Company is starting to realize the impact of implementing these strategies on its recent acquisitions. The Company's continued medical cost management efforts are reflected in the commercial loss ratio, which improved in fiscal year 1995 from fiscal year 1994. The slight increase in the ratio in fiscal year 1994 over that in fiscal year 1993 was due to the competitive pressures in California offset in part by the greater profitability of the Company's Florida and Arizona HMOs. The Company believes that the pressures on margins will continue, which may adversely affect the commercial loss ratio; however, the Company will seek to mitigate any increase in the loss ratio by the cost management efforts described above. In addition, as the Company's Medicare risk business increases, the loss ratio may increase as historically this product has a higher loss ratio than the Company's other HMO and indemnity insurance business.

    GOVERNMENT CONTRACTS

    Government contracts revenue decreased in each of the last two fiscal years primarily due to the expiration of the CRI Contract in January 1994. The CRI Contract contributed $682.1 million to revenues in fiscal year 1993 and $431.3 million in fiscal year 1994. The Company commenced health care delivery under its managed care contract in Louisiana and Texas in May 1993 and under the Washington/Oregon Contract in March 1995. Government contracts revenue is impacted  by  semi-annual  bid  price  adjustments,  annual  price  increases or decreases, risk sharing provisions and various other price adjustments attributable to change orders for additional services, inflation and other factors. On August 31, 1995, FHFS was notified of award by the Department of Defense of the multi-year TRICARE managed care contract to provide services to approximately 720,000 CHAMPUS-eligible beneficiaries in California and Hawaii. Health care services are scheduled to commence in April 1996. The contract is valued at approximately $2.5 billion in revenue over the projected five year term.

    The government contracts ratio improved in each of the last two fiscal years. The improvement from fiscal year 1993 to fiscal year 1994 was due primarily to lower health care costs under the CRI Contract attributable to effective managed care techniques, shifting of claims processing from an outside vendor to an internal function and increased change order revenue. The continued improvement in fiscal year 1995 was due to the continued phase-out of the CRI Contract. The government contracts ratio is expected to increase in fiscal year 1996 as a result of a full year of delivery of health care services under the Washington/Oregon Contract and delivery of health care services under the Region 6 Contract which are scheduled to commence in November 1995 and the TRICARE contract which are scheduled to comence in April 1996.

    SPECIALTY SERVICES

    Specialty services revenues increased from $89.1 million in fiscal year 1993 to $380.7 million in fiscal year 1994 to $509.8 million in fiscal year 1995. A significant part of the increases was due to revenues related to CalComp which was acquired in August 1993 and to the Company's workers' compensation bill review and third party administration subsidiaries which were acquired in July 1994. In addition, during fiscal year 1995, several of the Company's specialty services subsidiaries recorded increased revenues related to start-up Medicaid contracts.

    The increase in the specialty services ratio in fiscal year 1994 over that of fiscal year 1993 was primarily a result of the purchase of CalComp, which generally has a higher operating ratio than the other specialty services businesses. The improvement in the ratio in fiscal year 1995 was primarily due to improvement in the workers' compensation operating ratios, discussed below, through the successful implementation of managed care programs, which has lowered workers' compensation medical costs and the addition of the workers' compensation bill review company, which was acquired in July 1994, which has a lower administrative component than most of the other specialty services companies.

    Commencing in 1993, several significant reforms to the California workers' compensation laws affected CalComp. The reforms address various aspects of the workers' compensation system, including limitations on certain types of claims, restrictions on vocational rehabilitation benefits, additional penalties for fraud and abuse, and reductions in state-mandated minimum premium rates which culminated in open rating in California effective January 1, 1995. Since the acquisition of CalComp, the Company has taken various actions to mitigate the effects of the reforms and the sharp premium declines as a result of the more competitive pricing environment under open rating. These actions include development and implementation of its managed care approach to workers' compensation, continued use of loss prevention and return to work programs, shifting of the risk profile of CalComp's business, increased use of the Company's PPO and blended case management systems (which have reduced the average severity per claim), and payment of lower average commissions to agents and brokers in California on new and renewal policies written in 1995. The Company believes this strategy should contribute to the continued growth of this part of the specialty services operations and may offset the impact from the changes in the California workers' compensation marketplace.

    Four ratios are traditionally used to measure underwriting performance of workers' compensation companies: the loss and loss adjustment expense ratio, the underwriting expense ratio and the policyholder dividend ratio, which when added together constitute the combined ratio. A combined ratio of greater than 100% reflects an underwriting loss, while a combined ratio of less than 100% indicates an underwriting profit.

    The following table sets forth CalComp's underwriting experience as measured by its combined ratio and its components (computed on a generally accepted accounting principles basis) for the fiscal year ended June 30, 1995 and the eleven months from August 1, 1993 (the date of acquisition) to June 30, 1994:

                                                                                               JUNE 30,
                                                                                       ------------------------
                                                                                          1995         1994
                                                                                       -----------  -----------
Loss and loss adjustment expense ratio...............................................       62.8%        62.8%
Underwriting expense ratio...........................................................       22.7         24.0
Policyholder dividend ratio..........................................................        1.4          7.4
                                                                                             ---          ---
Combined ratio.......................................................................       86.9%        94.2%

    CalComp was able to maintain a consistent loss and loss adjustment expense ratio in fiscal year 1995 through the successful implementation of managed care programs, as described above, and the increased use of internal staff to support fair hearing representatives in the settlement of claims, despite the 16% decrease in the minimum rates in California effective October 1, 1994, and the abolishment of minimum rates and the commencement of open rating effective January 1, 1995. The decrease in the combined ratio from fiscal year 1994 to fiscal year 1995 was primarily due to the 6.0% decrease in the policyholder dividend ratio and the 1.3% reduction in the underwriting expense ratio. The underwriting expense ratio decrease is primarily due to the decrease in employee salaries and benefits to 9.7% of premiums in fiscal year 1995 from 11.0% in fiscal year 1994. CalComp was able to achieve this decrease during a period when net premiums earned increased by 20%; however, approximately one-half of such increase was the result of cancellation of CalComp's quota share reinsurance arrangement effective July 1, 1994. Workers' compensation reforms and increased price competition have also resulted in lower policyholder dividends incurred as policyholders now receive the benefit of lower workers' compensation costs in the form of reduced premiums at the inception of the policy versus policyholder dividends paid after the policy expires.

QUARTERLY RESULTS

    The following table presents unaudited consolidated operating results for the last eight fiscal quarters. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the Company's consolidated financial statements included elsewhere herein. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year.

                                                                             1ST        2ND        3RD        4TH
                                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                                          ---------  ---------  ---------  ---------
                                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1994
Total revenues..........................................................  $   621.3  $   637.5  $   578.9  $   525.2
Income before income taxes and minority interest........................  $    39.9  $    47.7  $    40.0  $    38.3
Net income..............................................................  $    22.3  $    27.3  $    22.4  $    21.7
Earnings per share......................................................  $    0.47  $    0.56  $    0.46  $    0.44
FISCAL 1995
Total revenues..........................................................  $   594.4  $   598.5  $   615.6  $   651.4
Income (loss) before income taxes and minority interest.................  $    39.3  $   (76.8) $    57.8  $    58.2
Net income (loss).......................................................  $    23.7  $   (49.3) $    36.3  $    38.8
Earnings (loss) per share...............................................  $    0.48  $   (0.90) $    0.63  $    0.68

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $201.9 million for the year ended June 30, 1995 as compared to $144.1 million for the prior year. The increase was due primarily to the Company's profitable operations, especially those of CalComp. The Company's cash and investments increased from $765.6 million at June 30, 1994 to $795.3 million at June 30, 1995. The Company invests its cash in investment grade securities.

    The total cash portion of the purchase price for acquisitions completed in fiscal year 1995 described in Note 1 of the Notes to the Consolidated Financial Statements is $61.1 million, $53.2 million of which has been paid to date with the remainder to be paid in November 1995.

    During fiscal year 1996, the Company expects capital expenditures to approximate $67.8 million, primarily consisting of $47.7 million for the purchase of computer hardware and software systems; $15.3 million for the purchase of furniture and equipment primarily for the health care centers and the hospitals; and $4.8 million for other requirements. The Company anticipates the net costs of operating and managing the health care centers for fiscal year 1996 will approximate $20 million, offset in part by health care cost savings anticipated to be realized by the Company's HMOs. Effective September 1, 1995, the Company purchased a medical practice and related facilities in Arizona for approximately $6.2 million, which was paid in cash.

    The anticipated level of capital expenditures in fiscal year 1996 for construction of health care centers and corporate facilities has been impacted as a result of the Company's $60 million tax-retention operating lease financing with NationsBank of Texas, N.A., as Administrative Agent for the

Lenders parties thereto and First Security Bank of Utah, N.A., as Owner Trustee (the "TROL" financing). The Company expects that up to $32 million of the TROL financing will be used during fiscal year 1996 for the construction of health care centers and corporate facilities.

    The Company's regulated subsidiaries are required to maintain minimum tangible net equity or capital and surplus. As of June 30, 1995, restricted net assets of the subsidiaries totaled approximately $34.3 million. Certain subsidiaries must also maintain current ratios of 1:1. During fiscal year 1995, the Company contributed $35 million to CalComp to meet rating agency requirements to maintain an A- rating and to support future premium growth. The Company also contributed $14 million to its United Kingdom subsidiary for required capital and surplus to support its operations. As the Company's businesses continue to grow, the Company expects to contribute additional cash to certain subsidiaries to support premium and revenue growth. In addition, the Company's regulated subsidiaries are required to keep securities on deposit in various states where they are licensed. At June 30, 1995, approximately $364.9 million in securities were restricted to satisfy various state regulatory and licensing requirements.

    In December 1994, the Company established a $300 million unsecured revolving credit agreement with Citicorp USA, Inc. as Administrative Agent (the "Credit Agreement") for the lenders parties thereto. As of August 31, 1995, the Company has drawn $60 million under the Credit Agreement. In June 1993, the Company issued $125 million of Senior Notes due June 1, 2003, which bear interest at 7 3/4% due semi-annually. See Notes 7 and 12 to the Consolidated Financial Statements for a more detailed description of the TROL financing, the Credit Agreement and the Senior Notes.

    In April 1993, the Company established a stock repurchase program (as amended) to acquire from time to time up to 5.7 million shares of the Company's common stock in the open market at prices deemed appropriate by management and subject to market conditions and other relevant factors. As of June 30, 1995, the Company had repurchased 1,545,500 shares under the program, 100,000 of which were repurchased in fiscal year 1995.

    Management of the Company continually evaluates opportunities to expand the Company's commercial, government contracts and specialty services operations. The Company's expansion options may include additional acquisitions and internal development of new products and programs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and related financial information required to be filed hereunder are set forth at the pages indicated at Item 14(a) of this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                            ------------------------

    The Company's 1995 Annual Report to Stockholders is not to be deemed filed as a part of this Report.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information concerning the Company's directors required by this Item is incorporated by reference from the Company's Proxy Statement. No biographical information is provided for Robert Anderson who is not a nominee for director.

    The information concerning the Company's executive officers required by this
Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference from the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is incorporated by reference from the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated by reference from the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as a part of this Report:

    1.  FINANCIAL STATEMENTS.

    The   following  Consolidated  Financial  Statements  of  Foundation  Health
Corporation and its subsidiaries and the Independent Auditors' Report therein are filed as part of this Report:

                                                                                                      PAGE
                                                                                                      -----
Independent Auditors' Report.....................................................................          26
Consolidated Balance Sheets as of June 30, 1994 and 1995.........................................          27
Consolidated Statements of Operations for the years ended June 30, 1993, 1994 and 1995...........          28
Consolidated Statements of Stockholders' Equity for the years ended June 30, 1993, 1994 and
 1995............................................................................................          29
Consolidated Statements of Cash Flows for the years ended June 30, 1993, 1994 and 1995...........          30
Notes to Consolidated Financial Statements.......................................................          31

The independent auditors' reports for predecessor companies for the years ended December 31, 1993 and 1992 are included in Exhibits 13.1, 13.2 and 13.3

    2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedules of Foundation Health Corporation and its subsidiaries are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Foundation Health Corporation:

SCHEDULE                                                                                              PAGE
- -------------------------------------------------------------------------------------------------     -----
Article 5, Schedule I -- Condensed Financial Information of Registrant...........................         S-1
Article 5, Schedule V -- Supplemental Information Concerning Property -- Casualty Insurance
 Operations......................................................................................         S-4
Section 403.04.b -- Reconciliation of Beginning and Ending Class Reserves and Exhibit of
 Deficiencies (Redundancies).....................................................................         S-5

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

    3.   EXHIBITS.   The Exhibits listed  on the accompanying  Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

Executive Compensation Plans and Arrangements:

    A. 1990 Stock Option Plan of Foundation Health Corporation (as amended and restated effective April 20, 1994) -- Exhibit 10.102;

    B. Foundation Health Corporation Profit Sharing and 401(k) Plan (as amended and restated effective January 1, 1994) -- Exhibit 10.103;

    C. Executive Incentive Plan of Foundation Health Corporation -- Exhibit 10.3; Form 10-K filed September 23, 1994;

    D. Employment Agreement between Foundation Health Corporation and Daniel D. Crowley dated April 30, 1994 -- Exhibit 10.84; Registration Statement No. 33-80432;

    E. Employment Agreement between Foundation Health Corporation and Steven D. Tough dated April 22, 1994 -- Exhibit 10.86; Registration Statement No. 33-80432;

    F. Employment Agreement between Foundation Health Corporation and Allen J. Marabito dated April 22, 1994 -- Exhibit 10.88; Registration Statement No. 33-80432;

    G. Employment Agreement between Foundation Health Corporation and Jeffrey L. Elder dated April 22, 1994 -- Exhibit 10.85; Registration Statement No. 33-80432;

    H. Employment Agreement between Foundation Health Corporation and Kirk A. Benson dated April 22, 1994 -- Exhibit 10.87; Registration Statement No. 33-80432;

    I. Employee Stock Purchase Plan -- Exhibit 10.53; Registration Statement No. 33-38867;

    J. Amended and Restated Foundation Health Corporation Deferred Compensation Plan -- Exhibit 10.99;

    K. Foundation Health Corporation Supplemental Executive Retirement Plan, as amended and restated -- Exhibit 10.100;

    L. Foundation Health Corporation Executive Retiree Medical Plan, as amended and restated -- Exhibit 10.101;

    (b) Reports on Form 8-K. The following reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 1995:

       None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FOUNDATION HEALTH CORPORATION

                                          By         /s/ JEFFREY L. ELDER

                                             -----------------------------------
                                                      Jeffrey L. Elder
                                                  SENIOR VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

Dated: September   , 1995

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel D. Crowley, Allen J. Marabito and Patricia
A. Burgess, and each of them, his true and lawful attorneys in fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact, or his substitute or substitutes, may do or cause of be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       /s/ DANIEL D. CROWLEY         Director, President and     September 26,
- -----------------------------------   Chief Executive Officer         1995
         Daniel D. Crowley            (Principal Executive
                                      Officer) and Chairman of
                                      the Board

        /s/ STEVEN D. TOUGH          Director                    September 26,
- -----------------------------------                                   1995
          Steven D. Tough

       /s/ JEFFREY L. ELDER          Director, Senior Vice       September 26,
- -----------------------------------   President -- Chief              1995
         Jeffrey L. Elder             Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

        /s/ ROBERT ANDERSON          Director                    September 26,
- -----------------------------------                                   1995
          Robert Anderson

        /s/ DAVID A. BOGGS           Director                    September 26,
- -----------------------------------                                   1995
          David A. Boggs

        /s/ EARL B. FOWLER           Director                    September 26,
- -----------------------------------                                   1995
          Earl B. Fowler

     /s/ RICHARD W. HANSELMAN        Director                    September 26,
- -----------------------------------                                   1995
       Richard W. Hanselman

    /s/ ROSS D. HENDERSON, M.D       Director                    September 26,
- -----------------------------------                                   1995
      Ross D. Henderson, M.D.

        /s/ FRANK A. OLSON           Director                    September 26,
- -----------------------------------                                   1995
          Frank A. Olson

     /s/ RICHARD J. STEGEMEIER       Director                    September 26,
- -----------------------------------                                   1995
       Richard J. Stegemeier

       /s/ RAYMOND S. TROUBH         Director                    September 26,
- -----------------------------------                                   1995
         Raymond S. Troubh

                         FOUNDATION HEALTH CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1994 AND 1995

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Foundation Health Corporation

    We have audited the accompanying consolidated balance sheets of Foundation Health Corporation and its subsidiaries (the "Company") as of June 30, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedules listed in the index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The consolidated financial statements give retroactive effect to the merger of Foundation Health Corporation and CareFlorida Health Systems, Inc. on October 31, 1994, and to the merger of Foundation Health Corporation and Thomas-Davis Medical Centers, P.C. on November 1, 1994, both of which have been accounted for using the pooling of interests method of accounting as described in Note 1 to the consolidated financial statements. We did not audit the balance sheets of Thomas-Davis Medical Centers, P.C. as of December 31, 1992 and 1993, or the related statements of income, stockholders' equity and cash flows for the years ended December 31, 1992 and December 31, 1993, which statements reflect total assets of $174,705,000 and $192,493,000 as of December 31, 1992 and 1993, respectively, and total revenues of $317,672,000 and $419,283,000 for the respective years then ended. We also did not audit the balance sheets of CareFlorida Health Systems, Inc. as of December 31, 1992 and 1993, or the related statements of income, stockholders' equity and cash flows for the years ended December 31, 1992 and December 31, 1993, which statements reflect total assets of $33,765,000 and $51,451,000 as of December 31, 1992 and 1993, respectively, and total revenues of $112,474,000 and $154,122,000 for the respective years then ended. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Thomas-Davis Medical Centers, P.C. and CareFlorida Health Systems, Inc. for such periods, is based solely on the reports of the other auditors. As described in Note 1 to the consolidated financial statements, subsequent to the issuance of the reports of the other auditors, the financial statements of Thomas-Davis Medical Centers, P.C. and CareFlorida Health Systems, Inc. were restated to conform to the fiscal year of Foundation Health Corporation for each of the two years in the period ended June 30, 1994.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foundation Health Corporation and its subsidiaries as of June 30, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    We also audited the adjustments described in Note 1 that were applied to restate the 1992 and 1993 financial statements of Thomas-Davis Medical Centers, P.C. and CareFlorida Health Systems, Inc. In our opinion, such adjustments are appropriate and have been properly applied.

DELOITTE & TOUCHE LLP
Sacramento, California
July 25, 1995

                         FOUNDATION HEALTH CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                                JUNE 30,
                                                                                      ----------------------------
                                                                                          1994           1995
                                                                                      -------------  -------------
Cash and cash equivalents...........................................................  $     165,209  $     203,937
Investments:
  Available for sale................................................................                       541,596
  Held to maturity..................................................................                        49,745
  Short-term investments............................................................         25,094
  Fixed maturities..................................................................        575,269
Amounts receivable under government contracts.......................................        136,188         81,089
Reinsurance receivable..............................................................        122,046         98,255
Premium and patient receivables, net of allowance for doubtful accounts of $12,300
 and $11,915 at June 30, 1994 and 1995..............................................         93,127        100,727
Property and equipment, net.........................................................        143,088        230,278
Goodwill and other intangible assets, net...........................................        105,535        409,342
Deferred income taxes...............................................................         44,534         65,673
Other assets........................................................................         88,418        183,565
                                                                                      -------------  -------------
                                                                                      $   1,498,508  $   1,964,207
                                                                                      -------------  -------------
                                                                                      -------------  -------------


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Reserves for claims, losses and loss adjustment expenses............................  $     615,742  $     700,281
Notes payable, capital leases, and other financing arrangements.....................        170,108        180,054
Amounts payable under government contracts..........................................         50,953         47,584
Accrued dividends to policyholders..................................................         30,026         16,405
Other liabilities...................................................................        209,236        262,984
                                                                                      -------------  -------------
                                                                                          1,076,065      1,207,308
                                                                                      -------------  -------------
Stockholders' equity
  Common stock and additional paid-in capital, $.01 par value, 100,000,000 shares authorized, 48,479,134 and 57,142,606 shares issued and outstanding at June 30,
   1994 and 1995....................................................................        264,976        518,671
  Retained earnings.................................................................        194,800        244,249
  Unrealized investment gains and losses, net of taxes..............................                        (2,974)
  Common stock held in treasury, at cost............................................        (37,333)        (3,047)
                                                                                      -------------  -------------
                                                                                            422,443        756,899
                                                                                      -------------  -------------
                                                                                      $   1,498,508  $   1,964,207
                                                                                      -------------  -------------
                                                                                      -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements

                         FOUNDATION HEALTH CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   YEAR ENDED JUNE 30,
                                                                       -------------------------------------------
                                                                           1993           1994           1995
                                                                       -------------  -------------  -------------
Revenues:
  Commercial premiums................................................  $   1,102,392  $   1,358,616  $   1,664,509
  Government contracts...............................................        746,827        542,726        187,493
  Specialty services revenue.........................................         89,135        380,726        509,807
  Patient service revenue, net.......................................         43,483         41,358         41,323
  Investment and other income........................................         24,874         39,511         56,792
                                                                       -------------  -------------  -------------
                                                                           2,006,711      2,362,937      2,459,924
                                                                       -------------  -------------  -------------
Expenses:
  Commercial health care services....................................        862,602      1,067,027      1,290,367
  Government contracts health care services..........................        188,139        152,185         67,508
  Government contracts subcontractor costs...........................        432,903        252,743         66,551
  Specialty services costs...........................................         79,366        355,208        438,124
  Patient service costs..............................................         38,156         37,599         33,561
  Selling, general and administrative................................        230,506        291,130        307,802
  Amortization and depreciation......................................         21,388         28,463         41,102
  Interest expense...................................................          4,239         12,709         11,555
  Acquisition and restructuring costs................................         12,413                       124,822
                                                                       -------------  -------------  -------------
                                                                           1,869,712      2,197,064      2,381,392
                                                                       -------------  -------------  -------------
Income before income taxes and minority interest.....................        136,999        165,873         78,532
  Provision for income taxes.........................................         57,026         64,834         26,821
  Minority interest..................................................          6,636          7,398          2,262
                                                                       -------------  -------------  -------------
Net income...........................................................  $      73,337  $      93,641  $      49,449
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Earnings per share...................................................  $        1.53  $        1.92  $        0.90
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Weighted average common and common stock equivalent shares
 outstanding.........................................................     47,840,576     48,688,221     54,780,162
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements

                         FOUNDATION HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              COMMON STOCK                       UNREALIZED
                                    COMMON STOCK            HELD IN TREASURY                     INVESTMENT
                              ------------------------  ------------------------   RETAINED   GAINS AND LOSSES,
                                 SHARES       AMOUNT       SHARES       AMOUNT     EARNINGS     NET OF TAXES       TOTAL
                              ------------  ----------  ------------  ----------  ----------  -----------------  ----------
Balance at June 30, 1992....    45,283,177  $  235,604     2,357,089  $   (1,994) $   29,817                     $  263,427
Issuance of common stock --
 net........................     2,370,347         677                                                                  677
Exercise of stock options...       590,197       6,746                                                                6,746
Purchase of treasury
 stock......................    (1,024,624)                1,024,624      (7,673)                                    (7,673)
Tax benefits related to
 stock options exercised....                     5,884                                                                5,884
Net income..................                                                          73,337                         73,337
                              ------------  ----------  ------------  ----------  ----------        -------      ----------
Balance at June 30, 1993....    47,219,097     248,911     3,381,713      (9,667)    103,154                        342,398
Issuance of common stock --
 net........................     2,087,971       1,627                                                                1,627
Purchase of treasury
 stock......................    (1,400,281)                1,400,281     (27,666)                                   (27,666)
Exercise of stock options...       572,347       8,661                                                                8,661
Assumption of stock
 options....................                       367                                                                  367
Tax benefits related to
 stock options exercised....                     5,410                                                                5,410
Dividends paid by
 predecessor company........                                                          (1,995)                        (1,995)
Net income..................                                                          93,641                         93,641
                              ------------  ----------  ------------  ----------  ----------        -------      ----------
Balance at June 30, 1994....    48,479,134     264,976     4,781,994     (37,333)    194,800                        422,443
Cumulative effect of
 adoption of SFAS No. 115,
 net of taxes...............                                                                      $  (9,019)         (9,019)
Issuance of common stock....     8,432,676     280,465                                                              280,465
Purchase of treasury
 stock......................      (100,000)                  100,000      (3,047)                                    (3,047)
Retirement of treasury
 stock......................                   (37,333)   (4,781,994)     37,333
Exercise of stock options...       330,796       5,920                                                                5,920
Tax benefits related to
 stock options exercised....                     4,643                                                                4,643
Net unrealized holding
 gains......................                                                                          6,045           6,045
Net income..................                                                          49,449                         49,449
                              ------------  ----------  ------------  ----------  ----------        -------      ----------
Balance at June 30, 1995....    57,142,606  $  518,671       100,000  $   (3,047) $  244,249      $  (2,974)     $  756,899
                              ------------  ----------  ------------  ----------  ----------        -------      ----------
                              ------------  ----------  ------------  ----------  ----------        -------      ----------

  The accompanying notes are an integral part of these consolidated financial statements

                         FOUNDATION HEALTH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED JUNE 30,
                                                                                 -------------------------------
                                                                                   1993       1994       1995
                                                                                 ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................  $  73,337  $  93,641  $  49,449
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization and depreciation..............................................     21,317     28,389     40,981
    Amortization of bond discount..............................................         83      3,719      5,396
    Noncash restructuring costs................................................                           11,486
Change in assets and liabilities, net of effects from acquisition of businesses:
  Premium and patient receivables, net.........................................     (9,792)    11,577        912
  Reinsurance receivable.......................................................     (6,589)     7,117     25,583
  Other assets.................................................................               (28,266)   (40,164)
  Amounts receivable/payable under government contracts........................     (2,029)   (10,761)    51,730
  Reserves for claims, losses and loss adjustment expenses.....................     25,280     18,071     59,638
  Accrued dividends to policyholders...........................................                 7,115    (13,621)
  Other liabilities............................................................     37,197     22,636     27,631
  Deferred income taxes, net...................................................    (18,917)    (9,219)   (17,265)
                                                                                 ---------  ---------  ---------
Net cash from operating activities.............................................    119,887    144,019    201,763
                                                                                 ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available for sale investments..................................                         (765,510)
  Sales and maturities of available for sale investments.......................                          770,673
  Purchases of held to maturity investments....................................                          (39,112)
  Maturities of held to maturity investments...................................                           80,034
  Purchases of short-term investments..........................................   (393,290)  (367,253)
  Sales and maturities of short-term investments...............................    379,807    435,201
  Purchases of fixed maturity investments......................................   (478,169)  (731,324)
  Sales and maturities of fixed maturity investments...........................    357,671    641,404
  Acquisition of property and equipment........................................    (29,071)   (46,363)  (107,257)
  Increase in goodwill and other intangible assets.............................        (13)    (1,171)   (42,126)
  Increase in other assets.....................................................     (5,852)   (10,543)   (35,376)
  Acquisition of businesses, net of cash acquired..............................     (3,921)   (62,545)   (41,874)
                                                                                 ---------  ---------  ---------
Net cash used for investing activities.........................................   (172,838)  (142,594)  (180,548)
                                                                                 ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable and capital leases.......................    (19,668)    (8,218)   (16,451)
  Proceeds from issuance of notes payable and capital leases...................    125,157        300     20,000
  Proceeds from issuance of common stock -- net................................        677      1,627      6,448
  Proceeds from exercise of stock options......................................      6,746      8,661      5,920
  Tax benefits related to stock options........................................      5,884      5,410      4,643
  Purchase of treasury stock, net..............................................     (7,673)   (27,666)    (3,047)
  Dividends paid by predecessor company........................................                (1,995)
                                                                                 ---------  ---------  ---------
Net cash from (used for) financing activities..................................    111,123    (21,881)    17,513
                                                                                 ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents...........................     58,172    (20,456)    38,728
Cash and cash equivalents, beginning of year...................................    127,493    185,665    165,209
                                                                                 ---------  ---------  ---------
Cash and cash equivalents, end of year.........................................  $ 185,665  $ 165,209  $ 203,937
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
  Interest paid................................................................  $   4,793  $  14,004  $  13,907
  Income taxes paid............................................................     47,687     64,426     47,792
  Noncash investing and financing activities:
    Capital lease obligations..................................................      5,407      2,378
    Deferred compensation......................................................      3,789      5,383      5,429
    Acquisition of businesses:
      Assets acquired..........................................................      4,382    532,331    392,509
      Liabilities assumed......................................................       (381)  (439,740)   (49,506)
      Issuance of notes payable and amounts held in escrow.....................                (4,359)    (7,909)
      Issuance of common stock.................................................                         (274,017)
                                                                                 ---------  ---------  ---------
      Cash paid................................................................      4,001     88,232     61,077
      Fees and expenses........................................................        116
      Less cash acquired.......................................................       (196)   (25,687)   (19,203)
                                                                                 ---------  ---------  ---------
      Net cash paid............................................................  $   3,921  $  62,545  $  41,874
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements

                         FOUNDATION HEALTH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS
    Foundation Health Corporation (the "Company") operates an integrated multi-state managed care organization. The Company's operations are focused on its commercial Health Maintenance Organization ("HMO") and Preferred Provider Organization ("PPO") operations, government-sponsored managed care programs, and specialty services operations.

    The Company's commercial HMO subsidiaries contract to provide medical care services to a defined, enrolled population for a predetermined, prepaid monthly fee for group, Medicaid, individual and Medicare HMO plans throughout their respective service areas. All of the HMOs are state licensed and some are also federally qualified.

    The Company's wholly-owned subsidiary, Foundation Health Federal Services, Inc. ("Federal Services"), administers large, multi-year managed care government contracts. Federal Services was the prime contractor pursuant to the CHAMPUS Reform Initiative ("CRI") under the CRI Contract which commenced on February 1, 1988 to implement a program to provide health care services to CHAMPUS beneficiaries in California and Hawaii. Federal Services subcontracted with the Company's California HMO in northern and central California and other health care providers in southern California and Hawaii for the delivery of health care services in their respective designated service areas. The contract expired January 31, 1994 with a wind-down and termination period after expiration. In June 1991, Federal Services entered into a five-year agreement with the Department of Defense ("DoD") to develop, implement and operate managed health care programs for CHAMPUS beneficiaries in New Orleans, Louisiana, which in May 1993 was expanded to cover additional beneficiaries in other parts of Louisiana and Texas. In September 1994, the Company was awarded a similar contract to cover beneficiaries in Oregon and Washington which commenced health care delivery on March 1, 1995 and, in April 1995, the Company was awarded an additional contract for beneficiaries in Oklahoma, Arkansas, Louisiana and Texas with health care delivery scheduled to commence in November 1995. In August 1995 Federal Services was awarded a five year contract to provide services to CHAMPUS beneficiaries in California and Hawaii.

    The Company's specialty services subsidiaries offer managed care products related to behavioral health, dental, vision, pharmaceutical products and services, and workers' compensation insurance, administration and cost containment. The Company's largest specialty services subsidiary, California Compensation Insurance Company ("CalComp"), acquired in August 1993, is primarily engaged in writing workers' compensation insurance in California. CalComp enables the Company to utilize its managed care capabilities and provider networks to reduce the medical costs associated with workers' compensation claims and provides the Company with the ability to market "24 hour" risk products covering employees for medical care both on and off the job.

    The Company  operates  and  manages Company-owned  and  leased  health  care centers in California, Arizona and Florida which provide primary and multi-specialty care to enrolled members. Physicians employed by professional corporations which are owned by Company-affiliated physicians provide services to the Company's members at the health care centers. The Company provides facilities and support functions to the health care centers and is reimbursed in the form of a management fee by the affiliated professional corporations.

    The Company owns and operates two hospitals, the East Los Angeles Doctors Hospital, a 128-bed general hospital located in East Los Angeles, California and the Memorial Hospital of Gardena, a 200-bed general hospital located in Gardena, California (the "Hospitals"). The health care services provided by the Hospitals are general medical and surgical services, subacute, pediatrics, intensive

                         FOUNDATION HEALTH CORPORATION

NOTE 1 -- DESCRIPTION OF BUSINESS (CONTINUED) and coronary care, physical therapy, respiratory care and emergency room services. The Hospitals received approximately 76.7% of their revenues from Medicare and Medicaid programs during the year ended June 30, 1995.

CONSUMMATED BUSINESS ACQUISITIONS -- POOLING TRANSACTIONS

    In October 1992, 505,372 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Occupational Health Services, Inc. ("OHS"). OHS provides employee assistance and other managed care behavioral health and substance abuse programs on both a prepaid and self-funded basis to employers, governmental entities and other payors.

    In October 1992, 5,041,376 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Century MediCorp, Inc. ("CMC"). In addition, all outstanding CMC options were exchanged for options to purchase 303,520 shares of the Company's common stock. CMC owned three HMOs and the Hospitals in Southern California. In December 1992, CMC merged into the Company, and by March 1993, CMC's HMO subsidiaries had merged into one of the Company's HMO subsidiaries.

    In connection with the acquisitions of CMC and OHS, the Company charged $12,413,000 to operations during the year ended June 30, 1993 for acquisition and restructuring costs. These costs consist of $4,690,000 relating to the integration and restructuring of the combined entities, $4,533,000 in direct transaction costs (primarily professional fees) and $3,190,000 in contract terminations. The integration and restructuring costs consisted primarily of the disposition of duplicate computer hardware and software, costs of integrating membership and claims functions, personnel related costs and costs associated with closing or relocating duplicate facilities.

    These mergers have been accounted for as poolings of interests and accordingly, the accompanying consolidated financial statements and notes thereto have been restated to include the accounts of CMC and OHS for all periods presented.

    On October 31, 1994, 6,862,051 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of CareFlorida Health Systems, Inc. ("CareFlorida"). At the time of acquisition, CareFlorida provided comprehensive health care services to approximately 143,000 members in Florida through its HMO and PPO subsidiaries.

    On November 1, 1994, 13,124,027 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Thomas-Davis Medical Centers, P.C. ("TDMC"), including its majority interest of 60.5% of the outstanding common stock of Intergroup Healthcare Corporation ("Intergroup"). Additionally, 7,577,336 shares were issued for the purchase of the remaining 39.5% minority interest of Intergroup. All outstanding Intergroup options were exchanged for options to purchase 500,290 shares of the Company's common stock. TDMC employed approximately 190 physicians at the date of merger who provided health care services to patients in Arizona through 15 primary care centers, five urgent care centers, two behavioral health centers and one surgery center. At the time of merger, Intergroup provided comprehensive health care services to approximately 379,000 HMO and life and accident insurance members and 104,000 PPO members primarily in Arizona and Utah.

    In connection with the mergers of CareFlorida, TDMC and Intergroup, the Company recorded a charge for integration, restructuring and pooling costs of $124.8 million.

                         FOUNDATION HEALTH CORPORATION

NOTE 1 -- DESCRIPTION OF BUSINESS (CONTINUED)
    The acquisition and restructuring charge represents the costs of acquiring and consolidating the companies' management information systems and administrative functions and positioning the Company to take advantage of best practices in healthcare delivery systems and managed care techniques after the mergers.

    The components of this charge include (in millions):

Professional fees.......................................................  $ 21.5
Cancellation of certain contractual obligations and other settlement
 costs..................................................................    27.1
Write-off of certain redundant hardware, software and other settlement
 costs..................................................................    17.9
Elimination of duplicate facilities.....................................    13.0
Transition and severance related payments to employees..................    36.5
Other integration and restructuring.....................................     8.8
                                                                          ------
    Total...............................................................  $124.8
                                                                          ------
                                                                          ------

    These costs satisfy the definition of "exit costs" as set forth in Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee
Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," that are directly related to the mergers. Management of the Company anticipates the integration and restructuring of the combined entities will be substantially complete by the end of the fourth quarter of fiscal year 1996.

    Full implementation of the restructuring plan will result in the termination of 638 employees (291 employees had been terminated as of June 30, 1995) by eliminating and consolidating duplicate administrative, information systems and sales functions.

    As of June 30, 1995, $62.8 million (primarily professional fees, transition and related severance payments and write-off of impaired assets) in merger, integration and restructuring costs have been paid or otherwise charged against the $124.8 million accrual. The remaining restructuring obligations are expected to be substantially paid as due through the fourth quarter of fiscal year 1996 utilizing existing cash resources of the Company. The amounts set forth above represent management's best estimate of the restructuring costs to be incurred and the timing of the restructuring and integration plan (the "Plan"). The progress of the Plan and the actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used by management in developing the recorded accrual.

    In accordance with the pooling of interests method of accounting the Company's consolidated financial statements and notes thereto have been restated to include the accounts of TDMC (including its 60.5% interest in Intergroup) and CareFlorida for all periods presented. Prior to the mergers, CareFlorida and TDMC each reported on a calendar year basis. Accordingly, the consolidated financial

                         FOUNDATION HEALTH CORPORATION

NOTE 1 -- DESCRIPTION OF BUSINESS (CONTINUED) statements include CareFlorida's and TDMC's financial statements restated to the Company's fiscal year basis. Separate and combined results of the Company, CareFlorida and TDMC for the periods prior to consummation of the mergers are as follows (in thousands):

                                                                                YEAR ENDED JUNE 30,
                                                                            ----------------------------
                                                                                1993           1994
                                                                            -------------  -------------
Revenues:
  Foundation Health Corporation -- as previously reported.................  $   1,517,339  $   1,717,821
  TDMC -- year ended December 31, 1992 and 1993...........................        317,672        419,283
  CareFlorida -- year ended December 31, 1992 and 1993....................        112,474        154,122
  Adjustments (1).........................................................         59,226         71,711
                                                                            -------------  -------------
Combined..................................................................  $   2,006,711  $   2,362,937
                                                                            -------------  -------------
                                                                            -------------  -------------
Net income:
  Foundation Health Corporation -- as previously reported.................  $      61,908  $      82,153
  TDMC -- year ended December 31, 1992 and 1993...........................          5,134          4,841
  CareFlorida -- year ended December 31, 1992 and 1993....................          2,701          6,664
  Adjustments (1).........................................................          3,594            (17)
                                                                            -------------  -------------
Combined..................................................................  $      73,337  $      93,641
                                                                            -------------  -------------
                                                                            -------------  -------------

     (1) Primarily reflects adjustments to calendar year results to conform to the Company's fiscal year reporting and certain reclassifications to conform to the Company's presentation.

CONSUMMATED BUSINESS ACQUISITIONS -- PURCHASE TRANSACTIONS

    In August 1992, the Company acquired all of the outstanding common stock of American Citizens Life Insurance Company, now named Foundation Health National Life Insurance Company ("National Life"), a life and accident insurance company currently licensed in 16 states, for the purchase price of $2,171,000, paid in cash, which represented the fair market value of net assets of the acquired company as of the closing of the transaction, as well as intangible assets totaling $450,000.

    In October 1992, the Company acquired all of the outstanding common stock of AVP Vision Plans, a vision HMO, for the purchase price of $1,020,000, paid in cash, which resulted in goodwill of $912,000.

    In July 1993, the Company acquired all of the outstanding common stock of Managed Alternative Care, a subacute care management company, for $6,000,000, paid in cash, which resulted in goodwill of $5,500,000.

    In August 1993, the Company acquired all of the outstanding common stock of Business Insurance Corporation ("BICO"), a holding company primarily engaged in writing workers' compensation insurance in California through its wholly-owned subsidiary, CalComp, for $65,268,000, paid in cash. In addition, all outstanding BICO options were exchanged for options to purchase 29,475 shares of the Company's common stock. The acquisition resulted in goodwill of $5,001,000.

    In April 1994, the Company completed the acquisition of substantially all of the outstanding shares of common stock of Gem Holding Corporation ("Gem"), a holding company primarily engaged in writing health, individual life, annuities, group life, disability and dental insurance. At the date of acquisition, Gem provided services to approximately 83,000 individuals in six western states. The purchase price was $17,800,000 which was paid in cash. The acquisition resulted in goodwill of approximately $4,500,000. The effective date of the acquisition was January 1, 1994.

                         FOUNDATION HEALTH CORPORATION

NOTE 1 -- DESCRIPTION OF BUSINESS (CONTINUED)
    In April 1994, the Company acquired all of the outstanding common stock of Premier Medical Network ("Premier"). Premier provides third party administrative services to approximately 98,000 individuals through a PPO network in Utah. The purchase price was $1,500,000, paid in cash. The acquisition resulted in goodwill of $1,200,000.

    In July 1994, the Company acquired all of the outstanding common stock of The Noetics Group and all of the assets of Reviewco for consideration consisting of the issuance of 378,358 shares of the Company's common stock valued at $16 million, 118,236 shares of common stock valued at $5 million, which was placed in escrow and cash of $16 million. The release of the escrow shares is subject to the attainment of certain profitability targets by Reviewco. The acquisition resulted in goodwill of $27,773,000. The Noetics Group provides workers' compensation third party administration services for self-funded employers. Reviewco operates a medical bill review and cost-containment business for the workers' compensation industry.

    In November 1994, the Company acquired all of the outstanding common stock of Southern Colorado Health Plan, Inc. ("SCHP"), and its parent corporation for consideration consisting of 241,672 shares of the Company's common stock valued at $8,900,000. The acquisition resulted in goodwill of $6,755,000. At the date of acquisition, SCHP provided health care services to 7,100 members through its HMO based in Pueblo, Colorado.

    In November 1994, the Company acquired all of the outstanding common stock of Community Medical Plan, Inc. ("CMP") and certain affiliated health care centers for consideration of $32.9 million, consisting of $25 million in paid cash and at closing the issuance of promissory notes of $7.9 million due November 15, 1995. At the date of acquisition, CMP served approximately 25,000 Medicaid beneficiaries in Florida. The acquisition resulted in goodwill of $32,752,000.

    In November 1994, the Company issued 7,577,336 shares of its common stock for the purchase of 39.5% of the outstanding common stock of Intergroup (the "Intergroup Minority Interest"). The acquisition of the Intergroup Minority Interest, which was accounted for as a purchase, was valued at $249,109,000 and resulted in goodwill of $207,371,000. The unaudited pro forma combined total revenues, net income and earnings per share of the Company and the Intergroup Minority Interest, assuming the Company had acquired the Intergroup Minority Interest on July 1, 1993, are as follows (in thousands, except per share amounts):

                                                                                       PRO FORMA
                                                                                  YEAR ENDED JUNE 30,
                                                                                 ----------------------
                                                                                    1994        1995
                                                                                 ----------  ----------
Total revenues.................................................................  $  2,362.9  $  2,459.9
                                                                                 ----------  ----------
                                                                                 ----------  ----------
Net income.....................................................................  $     96.9  $     50.6
                                                                                 ----------  ----------
                                                                                 ----------  ----------
Earnings per share.............................................................  $     1.74  $     0.89
                                                                                 ----------  ----------
                                                                                 ----------  ----------

    This unaudited pro forma information reflects the elimination of the Intergroup Minority Interest and the amortization of the goodwill related to the purchase of the Intergroup Minority Interest. The unaudited pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition taken place on July 1, 1993, nor are they necessarily indicative of results that may occur in the future.

    Effective January 1, 1995, CalComp acquired a 50-state licensed property and casualty company for an aggregate purchase price of $13,201,000, consisting of the fair market value of investments and

                         FOUNDATION HEALTH CORPORATION

NOTE 1 -- DESCRIPTION OF BUSINESS (CONTINUED) intangible assets which was paid in cash at closing. This company had no insurance business in force at closing and will enable CalComp to geographically expand its managed care workers' compensation products. No goodwill was recorded as a result of this transaction.

    The above acquisitions have been accounted for under the purchase method of accounting and accordingly, the operations of these companies have been included in the Company's consolidated financial statements from their respective dates of acquisition.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been restated for the mergers accounted for as poolings of interests as discussed in Note 1.

REVENUE RECOGNITION

    Commercial premium revenue includes HMO and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance are recorded as unearned premium.

    Revenue under government contracts is recognized in the month in which the eligible beneficiaries are entitled to health care services. Certain government contracts also contain cost and performance incentive provisions which adjust the contract price based on actual performance, and revenue under certain contracts is subject to price adjustments attributable to inflation and other factors. The effects of these adjustments are recognized on a monthly basis. Amounts receivable under government contracts are comprised primarily of estimated amounts receivable under these cost and performance incentive provisions, price adjustments, and change orders for services not originally specified in the contracts.

    Specialty services revenue is recognized in the month in which the administrative services are performed or the period that coverage for service is provided. Workers' compensation premium revenue is recognized ratably over the period to which the premium relates. The insurance policies currently written by the Company are for a period of one year or less. Billed premium in excess of premiums earned represents the liability for unearned premium. Premiums earned include an estimate for earned but unbilled premiums.

    Patient service revenue is recorded on the accrual basis in the period in which services are provided at established rates regardless of whether collection in full is anticipated. Contractual and charitable allowances, the results of other arrangements for providing services at less than established rates and the provision for doubtful accounts are reported as deductions from patient service revenue. Contractual allowances include differences between established billing rates and amounts estimated by management as recoverable in accordance with reimbursement rates in effect. Differences between final settlements and amounts accrued in previous years are reported as adjustments to the current year's provision for contractual allowance.

    Unearned premiums related to commercial and specialty services lines of business totaled $31,778,000 and $64,930,000 at June 30, 1994 and 1995 and are included in other liabilities on the consolidated balance sheet.

                         FOUNDATION HEALTH CORPORATION

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RESERVES FOR CLAIMS, LOSSES AND LOSS ADJUSTMENT EXPENSES AND HEALTH CARE SERVICES EXPENSES

    Except as discussed below, reserves for claims, losses and loss adjustment expenses and health care services expenses are based upon the accumulation of cost estimates for unpaid claims and losses reported prior to the close of the accounting period, together with a provision for the current estimate of the probable cost of claims, losses and loss adjustment expenses that have occurred but have not yet been reported. Such estimates are based on many variables including individual cases for reported losses, estimates of unreported losses using historical and statistical information and other factors. Workers' compensation claims, losses and loss adjustment expenses, and specialty health care services expenses are included in specialty services costs in the statements of operations. The methods for making the estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments resulting therefrom are reflected in current operations. Such estimates are subject to the impact of changes in the regulatory environment and economic conditions. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts provided. While the ultimate amount of claims and losses and the related expenses paid are dependent on future developments, management is of the opinion that the reserves for claims, losses and loss adjustment expenses is adequate to cover such claims, losses and expenses. These liabilities are reduced by estimated amounts recoverable from third parties for subrogation.

    The Company has capitation contracts with individual practice associations, medical groups and hospitals ("Capitated Providers") to provide medical care services to enrollees. The Capitated Providers are at risk for the cost of medical care services provided to the Company's enrollees in the relevant geographic areas; however, the Company is ultimately responsible for the provision of services to its enrollees should the Capitated Providers be unable to provide the contracted services. Certain Capitated Providers also provide claims processing and other administrative services. The Capitated Providers are either paid a fixed percentage of premiums collected in the geographic areas they service or a fixed amount per enrollee for enrollees in their respective service areas. Medical care expenses relating to these Capitated Providers are included in commercial health care services expense and amounted to $318,349,000, $398,700,000 and $467,735,000 for the years ended June 30, 1993,
1994 and 1995.

    The HMOs also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee for service arrangements and hospital per diems under which providers bill the HMOs for each individual service provided to enrollees.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include investments with original maturities of three months or less.

INVESTMENTS

    Prior to July 1, 1994, the Company classified its securities as short-term investments and fixed maturities. Securities with an original maturity of one year or less at the date of acquisition were classified as short-term investments. Such investments were carried at cost, which approximated market value. Declines in market value which were determined by management to be other than temporary were recorded as charges to the statement of operations. Investments with fixed maturities primarily included long-term investment grade bonds and were carried at amortized cost. It is the Company's policy to invest in notes, bonds and money market securities, limited by certain restrictions. The cost of investments sold is determined using the specific identification method.

                         FOUNDATION HEALTH CORPORATION

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 did not have a material effect on the Company's consolidated financial position or results of operations.

    In accordance with SFAS No. 115, the Company classifies investments held by trustees or agencies pursuant to state regulatory requirements as held to maturity based on the Company's ability and intent to hold these investments to maturity. Such investments are presented at amortized cost. All other investments are classified as available for sale and are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income tax effects. For purposes of calculating realized gains and losses on the sale of investments available for sale, the amortized cost of each investment sold is used. The Company has no trading securities.

PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost. Depreciation is provided using the straight-line method for all assets over their estimated useful lives as follows:

Buildings and improvements..............................................  5-40 years
Furniture and equipment.................................................  3-10 years

    Expenditures for maintenance and repairs are expensed as incurred. Major improvements which increase the estimated useful life of an asset are capitalized. Upon the sale or retirement of assets, recorded cost and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets consists primarily of goodwill and other intangibles which arise as a result of various business acquisitions and the acquisition of the Company through a leveraged buy-out on December 30, 1986, at which time the assets and liabilities of the Company were recorded at their appraised values. In addition, the Company's policy is to defer direct and incremental preoperating costs related to its HMO subsidiaries' geographic expansion and the opening of health care centers. These costs are deferred prior to the commencement of significant operations at which time the Company begins amortizing such costs over a three-year period. Goodwill and other intangible assets are amortized using the methods listed below over appropriate periods not exceeding 40 years. Fully amortized intangible assets and related accumulated amortization are removed from the accounts. The Company evaluates the carrying value of it intangible assets at each balance sheet date.

    Goodwill and other intangible assets are amortized as follows:

                                                 LIFE                              METHOD
                                                 --------------------------------  ---------------------
Subscribers....................................  22 years                          Declining balance
Employer group contracts.......................  22 years                          Straight line
Goodwill.......................................  22-40 years                       Straight line
Organization and preoperating costs............  3-8 years                         Straight line
Noncompetition and employment agreements.......  Term of related agreement         Straight line
Debt issue costs...............................  Term of related debt              Straight line

                         FOUNDATION HEALTH CORPORATION

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Goodwill  of $62,520,000 and $330,503,000 at June  30, 1994 and 1995, net of
accumulated amortization of $33,226,000 and $49,138,000 at June 30, 1994 and 1995, is included in goodwill and other intangible assets.

    The Company intends to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("FAS No. 121") during the year ending June 30, 1996. Adoption of FAS No. 121 will not have a significant effect on the Company's consolidated financial statements.

INCOME TAXES

    The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

    The Company adopted SFAS No. 109, "Accounting for Income Taxes" effective July 1, 1993. The adoption of SFAS No. 109 did not have a significant effect on the Company's results of operations for the periods presented. No valuation allowance resulted from the adoption of SFAS No. 109.

DEFERRED POLICY ACQUISITION COSTS

    Policy acquisition costs, including commissions, premium taxes and other acquisition costs related to the production or renewal of workers' compensation and indemnity business, are deferred. Such costs are amortized as the related premiums are earned. If it is determined that future policy revenues on existing insurance contracts are not adequate to cover related losses and expenses, deferred policy acquisition costs are written down. However, to date, no write-downs have been made. Earnings on invested funds between the time of premium receipts and related claim payments are considered in determining whether a premium deficiency exists. Deferred policy acquisition costs totaled $14,743,000 and $20,824,000 at June 30, 1994 and 1995 and are included in other assets.

DIVIDENDS TO POLICYHOLDERS

    Dividends to workers' compensation policyholders are generally declared 18 months after expiration of the policies. A provision is made for estimated dividends to be paid related to premium revenue recognized.

EARNINGS PER SHARE

    Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock plus common stock equivalent shares outstanding using the treasury stock method. Earnings per share has been restated for all periods presented to reflect the mergers of CMC, OHS, CareFlorida and TDMC accounted for as poolings of interests as discussed in Note 1.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to current year presentation.

                         FOUNDATION HEALTH CORPORATION

NOTE 3 -- INVESTMENTS
    The amortized cost and market value of fixed maturity investments as of June 30, 1994, were as follows (in thousands):

                                                                       GROSS       GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                          COST         GAINS       LOSSES       VALUE
                                                       -----------  -----------  ----------  -----------
U.S. government and agencies.........................  $   115,338   $     108   $   (3,791) $   111,655
Obligations of states and other political
 subdivisions........................................      449,173       2,455      (12,595)     439,033
Corporate debt securities............................        9,444         137         (502)       9,079
Certificates of deposit..............................        1,314                                 1,314
                                                       -----------  -----------  ----------  -----------
                                                       $   575,269   $   2,700   $  (16,888) $   561,081
                                                       -----------  -----------  ----------  -----------
                                                       -----------  -----------  ----------  -----------

    As of June 30, 1995, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's investments were as follows (in thousands):

                                                     AVAILABLE FOR SALE
                                       ----------------------------------------------
                                                     GROSS        GROSS
                                                   UNREALIZED   UNREALIZED
                                       AMORTIZED    HOLDING      HOLDING       FAIR
                                         COST        GAINS        LOSSES      VALUE
                                       ---------   ----------   ----------   --------
U.S. government and agencies.........  $108,951      $  643      $(1,256)    $108,338
Obligations of states and other
 political subdivisions..............   385,827         580       (4,231)     382,176
Corporate debt securities............     8,120         119         (267)       7,972
Equity securities....................     4,089          39         (170)       3,958
Other debt securities................    39,152                                39,152
                                       ---------   ----------   ----------   --------
Total................................  $546,139      $1,381      $(5,924)    $541,596
                                       ---------   ----------   ----------   --------
                                       ---------   ----------   ----------   --------

                                                     HELD TO MATURITY
                                       ---------------------------------------------
                                                     GROSS        GROSS
                                                   UNREALIZED   UNREALIZED
                                       AMORTIZED    HOLDING      HOLDING      FAIR
                                         COST        GAINS        LOSSES      VALUE
                                       ---------   ----------   ----------   -------
U.S. government and agencies.........   $17,263       $224        $ (45)     $17,442
Obligations of states and other
 political subdivisions..............    27,703         79         (249)      27,533
Corporate debt securities............       845        111                       956
Equity securities....................
Other debt securities................     3,934                                3,934
                                       ---------     -----      ----------   -------
Total................................   $49,745       $414        $(294)     $49,865
                                       ---------     -----      ----------   -------
                                       ---------     -----      ----------   -------

    At June 30, 1995, the contractual maturities of the Company's investments were as follows (in thousands):

                                                   AT AMORTIZED COST                            AT FAIR MARKET VALUE
                                      --------------------------------------------  --------------------------------------------
                                                   YEARS TO MATURITY                             YEARS TO MATURITY
                                      --------------------------------------------  --------------------------------------------
                                       LESS THAN    1 TO 5     5 TO 10    OVER 10    LESS THAN    1 TO 5     5 TO 10    OVER 10
                                        1 YEAR       YEARS      YEARS      YEARS      1 YEAR       YEARS      YEARS      YEARS
                                      -----------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
AVAILABLE FOR SALE:
U.S. government and agencies........   $  30,877   $  63,346  $  14,532  $     197   $  30,671   $  62,781  $  14,677  $     209
Obligations of states and other
 political subdivisions.............      41,212     101,674    136,709    106,231      41,141     101,075    134,250    105,709
Corporate debt securities...........         403       4,198      2,814        705         408       4,116      2,761        688
Equity securities...................       4,089                                         3,958
Other debt securities...............      39,152                                        39,152
                                      -----------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
Total...............................   $ 115,733   $ 169,218  $ 154,055  $ 107,133   $ 115,330   $ 167,972  $ 151,688  $ 106,606
                                      -----------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
                                      -----------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
HELD TO MATURITY
U.S. government and agencies........   $   4,468   $  11,979  $     817              $   4,467   $  12,095  $     880
Obligations of states and other
 political subdivisions.............       8,762       8,869      6,355  $   3,717       8,758       8,852      6,289  $   3,635
Corporate debt securities...........                     247        300        297                     270        341        344
Other debt securities...............       3,784          50        100                  3,784          50        100
                                      -----------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
Total held to maturity..............   $  17,014   $  21,145  $   7,572  $   4,014   $  17,009   $  21,267  $   7,610  $   3,979
                                      -----------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
                                      -----------  ---------  ---------  ---------  -----------  ---------  ---------  ---------

                         FOUNDATION HEALTH CORPORATION

NOTE 3 -- INVESTMENTS (CONTINUED)
    Proceeds from the sales and maturities of fixed maturity investments during 1994 were $641,404,000, resulting in gross realized gains and losses of $173,000 and $267,000, respectively.

    Proceeds from sales and maturities of available for sale securities during 1995 were $770,673,000, resulting in gross realized gains and losses of $13,000 and $122,000, respectively.

    The Company's regulated subsidiaries are required to keep securities on deposit in various states where they are licensed. At June 30, 1995, $364,900,000 in securities are restricted to satisfy various state regulatory and licensing requirements. Additionally, at June 30, 1995, $5,600,000 in securities were pledged as collateral under reinsurance agreements.

    Investment income, including realized investment gains and losses, were as follows (in thousands):

                                                                                   YEAR ENDED JUNE 30,
                                                                                   --------------------
                                                                                     1994       1995
                                                                                   ---------  ---------
Short-term investments...........................................................  $   3,035  $
Fixed maturities.................................................................     26,832
Available for sale...............................................................                31,938
Held to maturity.................................................................                 3,283
Other............................................................................      6,096      7,763
Less-investment expenses.........................................................       (991)      (534)
                                                                                   ---------  ---------
Net investment income............................................................  $  34,972  $  42,450
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    Investment income for the year ended June 30, 1993 primarily related to fixed maturity investments.

NOTE 4 -- LOSSES AND LOSS ADJUSTMENT EXPENSES
    Activity in the reserves for losses and loss adjustment expenses related to workers' compensation policies for the eleven months from date of acquisition to June 30, 1994 and the year ended June 30, 1995 is summarized as follows (in thousands):

                                                                            JUNE 30, 1994  JUNE 30, 1995
                                                                            -------------  -------------
Beginning balance.........................................................   $   358,645    $   395,846
Less-ceded losses and loss adjustment expense reserves....................      (112,492)      (103,318)
                                                                            -------------  -------------
Net beginning balance.....................................................       246,153        292,528
                                                                            -------------  -------------
Incurred related to:
  Current fiscal year.....................................................       170,817        232,643
  Prior fiscal years......................................................           665         (7,614)
                                                                            -------------  -------------
Total incurred............................................................       171,482        225,029
                                                                            -------------  -------------
Paid related to:
  Current fiscal year.....................................................       (37,597)       (41,092)
  Prior fiscal years......................................................       (87,510)      (143,802)
                                                                            -------------  -------------
Total paid................................................................      (125,107)      (184,894)
                                                                            -------------  -------------
Net ending balance........................................................       292,528        332,663
Plus-ceded losses and loss adjustment expense reserves....................       103,318         81,667
                                                                            -------------  -------------
Balance at June 30, 1994 and 1995, respectively...........................   $   395,846    $   414,330
                                                                            -------------  -------------
                                                                            -------------  -------------

                         FOUNDATION HEALTH CORPORATION

NOTE 4 -- LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)
    During the fiscal year ended June 30, 1995, the Company experienced favorable loss and loss adjustment expense reserve development of $7,614,000. This reduction of the estimated loss and loss adjustment expense is primarily related to the re-estimated liability for the 1993 and 1994 accident years.

NOTE 5 -- EXCESS LIABILITY INSURANCE AND REINSURANCE
    Under reinsurance agreements, the Company reinsures certain workers' compensation risks to other insurance companies. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company regularly evaluates the financial condition of its reinsurers. Based on this evaluation, management believes the reinsurers are creditworthy and that any potential losses on these agreements will not have a material impact on the consolidated financial statements. In addition, the Company maintains letters of credit or trust agreements with each unauthorized reinsurer in the event that the unauthorized reinsurer is unable to meet its obligations.

    The Company maintains specific excess reinsurance on workers' compensation which provides coverage in excess of $500,000 per incident for policy years 1994 and forward, in excess of $350,000 per incident for policy years 1992 and 1993 and in excess of $250,000 per incident for policy years 1989 through 1991. The agreements provide coverage up to a maximum of $60 million per incident, including the Company's retention. In addition, the Company also maintained a pro rata reinsurance agreement wherein the reinsurer assumed a proportional amount of net premiums written and related losses. The quota share percentage ranged from 5% to 40% (5% at June 30, 1994) during the year ended June 30, 1994. As of July 1, 1994 the quota share agreement was terminated.

    The effect of reinsurance on workers' compensation premium written and earned, and losses incurred for the eleven months from August 1, 1993 (date of acquisition) to June 30, 1994 and the year ended June 30, 1995 is as follows (in thousands):

                                                                    PREMIUMS     PREMIUMS      LOSSES
                                                                     WRITTEN      EARNED      INCURRED
                                                                   -----------  -----------  -----------
Eleven months ended June 30, 1994
Direct...........................................................  $   307,913  $   309,379  $   199,854
Assumed..........................................................           20           16       (1,356)
Ceded............................................................      (32,122)     (35,448)     (27,016)
                                                                   -----------  -----------  -----------
Net..............................................................  $   275,811  $   273,947  $   171,482
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Year ended June 30, 1995
Direct...........................................................  $   370,408  $   373,954  $   215,674
Assumed..........................................................        4,423        4,393          973
Ceded............................................................      (19,396)     (20,296)       8,382
                                                                   -----------  -----------  -----------
Net..............................................................  $   355,435  $   358,051  $   225,029
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

    At June 30, 1995, the Company has an aggregate recoverable for workers' compensation losses, paid and unpaid, including incurred but not reported, loss adjustment expenses, and unearned premiums with a carrying value of $86,272,000 with a single reinsurer.

                         FOUNDATION HEALTH CORPORATION

NOTE 5 -- EXCESS LIABILITY INSURANCE AND REINSURANCE (CONTINUED)
    The Company's HMO subsidiaries purchase individual excess liability insurance for hospital costs in excess of deductible amounts. Premiums for this insurance are included in commercial health care services expense. Amounts recoverable under such contracts are included as reductions of commercial health care services expense.

NOTE 6 -- PROPERTY AND EQUIPMENT
    Property and equipment comprised the following (in thousands):

                                                                                        JUNE 30,
                                                                                ------------------------
                                                                                   1994         1995
                                                                                -----------  -----------
Land..........................................................................  $    24,078  $    29,840
Construction in progress......................................................        2,527       22,362
Buildings and improvements....................................................       65,908      106,450
Furniture and equipment.......................................................      125,109      168,075
                                                                                -----------  -----------
                                                                                    217,622      326,727
Less -- accumulated depreciation..............................................      (74,534)     (96,449)
                                                                                -----------  -----------
                                                                                $   143,088  $   230,278
                                                                                -----------  -----------
                                                                                -----------  -----------

    Depreciation expense on property and equipment was $14,856,000, $20,450,000 and $25,190,000 for the years ended June 30, 1993, 1994 and 1995.

NOTE 7 -- NOTES PAYABLE, CAPITAL LEASES AND OTHER FINANCING ARRANGEMENTS
    Notes payable, capital leases and other financing arrangements comprised the following (in thousands):

                                                                                        JUNE 30,
                                                                                ------------------------
                                                                                   1994         1995
                                                                                -----------  -----------
7 3/4% Senior Notes due June 1, 2003..........................................  $   124,545  $   124,596
Capital lease obligations.....................................................       10,319        6,854
Unsecured notes payable pursuant to business acquisition, bearing interest at
 4.167% due November 15, 1995 (Note 1)........................................                     7,909
Unsecured revolving line of credit bearing interest at 6.313% at June 30,
 1995.........................................................................                    20,000
Other.........................................................................       25,145        5,167
                                                                                -----------  -----------
                                                                                    160,009      164,526
Deferred compensation (Note 10)...............................................       10,099       15,528
                                                                                -----------  -----------
                                                                                $   170,108  $   180,054
                                                                                -----------  -----------
                                                                                -----------  -----------

    In June 1993, the Company issued $125,000,000 of senior notes due June 1, 2003 ("Senior Notes"). The Senior Notes bear interest at 7 3/4% which is due semi-annually on December 1 and June 1. The Notes are general unsecured obligations of the Company, will rank PARI PASSU with all future unsecured and unsubordinated indebtedness of the Company and are effectively subordinated to creditors of the Company's subsidiaries. The indenture contains certain covenants that, among other things, (i) restrict the ability of the Company and its Restricted Subsidiaries (as defined) to (a) pay dividends and make other distributions and certain investments, (b) grant liens on their assets, (c) enter into or permit certain sale and lease-back transactions or (d) engage in certain mergers, consolidations and sales of assets, and (ii) restrict the ability of the Company's Restricted Subsidiaries to incur additional indebtedness or issue shares of preferred stock.

                         FOUNDATION HEALTH CORPORATION

NOTE 7 -- NOTES PAYABLE, CAPITAL LEASES AND OTHER FINANCING ARRANGEMENTS (CONTINUED)
    The Company has a $300 million unsecured revolving credit agreement with Citicorp USA, Inc., as Administrative Agent for the lenders thereto (the "Credit Agreement") which expires December 5, 1999. Principal amounts outstanding under the Credit Agreement bear interest, at the Company's option, at either Citibank's base rate or the Eurodollar rate plus a margin depending upon the Company's public debt rating or level of total debt to total capitalization. Any interest payments are due quarterly and principal is due at maturity. The agreement contains customary terms, events of default and covenants (including financial covenants related to net worth, fixed charge coverage and total debt to total capitalization) which, among other things, limit the incurring of additional debt. The Credit Agreement also limits the ability of the Company to make cash dividends and stock repurchases if the aggregate amount of such dividends and repurchases exceeds 50% of the cumulative consolidated net income of the Company beginning with the fiscal year ended June 30, 1994, plus the after tax effect of up to $125 million of restructuring charges, to the extent deducted from earnings, plus $25 million after June 30, 1995. As of June 30, 1995, the amount available for cash dividends and stock repurchases under the Credit Agreement was approximately $108,189,000. Subsequent to June 30, 1995, the Company drew an additional $40 million under the Credit Agreement.

    The Company leases some of its data processing and telecommunications equipment under capital leases that provide for minimum annual rentals and purchase options. Equipment under capital leases was $25,127,000 and $36,898,000 at June 30, 1994 and 1995 and the related accumulated depreciation was $12,308,000, and $15,202,000 at June 30, 1994 and 1995.

    Future minimum payments under notes payable, capital leases and other financing arrangements are as follows (in thousands):

YEAR ENDING JUNE 30,
- -------------------------------------------------------------------------------------------
1996.......................................................................................  $    24,370
1997.......................................................................................       13,629
1998.......................................................................................       12,663
1999.......................................................................................       31,822
2000.......................................................................................       10,656
Thereafter.................................................................................      154,156
                                                                                             -----------
                                                                                                 247,296
                                                                                             -----------
Less -- Amount representing interest.......................................................      (82,770)
                                                                                             -----------
                                                                                             $   164,526
                                                                                             -----------
                                                                                             -----------

                         FOUNDATION HEALTH CORPORATION

NOTE 8 -- INCOME TAXES
    The provision for income taxes comprised the following (in thousands):

                                                                            YEAR ENDED JUNE 30,
                                                                      --------------------------------
                                                                        1993       1994        1995
                                                                      ---------  ---------  ----------
Current:
  Federal...........................................................  $  49,675  $  55,352  $   40,469
  State.............................................................     10,530      9,586       7,491
                                                                      ---------  ---------  ----------
  Total current.....................................................     60,205     64,938      47,960
                                                                      ---------  ---------  ----------
Deferred:
  Federal...........................................................     (3,028)      (336)    (13,464)
  State.............................................................       (151)       232      (7,675)
                                                                      ---------  ---------  ----------
  Total deferred....................................................     (3,179)      (104)    (21,139)
                                                                      ---------  ---------  ----------
Total provision for income taxes....................................  $  57,026  $  64,834  $   26,821
                                                                      ---------  ---------  ----------
                                                                      ---------  ---------  ----------

    A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:

                                                                                              YEAR ENDED JUNE 30,
                                                                                     -------------------------------------
                                                                                        1993         1994         1995
                                                                                        -----        -----        -----
Statutory rate.....................................................................          34%          35%          35%
State income and franchise taxes, net of federal tax benefit.......................           5            4
Amortization of goodwill...........................................................           1            1            5
Nondeductible acquisition costs....................................................           4                         4
Tax exempt interest income.........................................................          (5)          (4)          (9)
Taxes on undistributed income from subsidiaries....................................           3            3
Other..............................................................................                                    (1)
                                                                                             --           --           --
Effective tax rate.................................................................          42%          39%          34%
                                                                                             --           --           --
                                                                                             --           --           --

    The federal and state regular statutory rates were applicable for the years ended June 30, 1993, 1994 and 1995.

                         FOUNDATION HEALTH CORPORATION

NOTE 8 -- INCOME TAXES (CONTINUED)
    The tax effects of the significant temporary differences which comprise the net deferred tax asset at June 30, 1994 and 1995 were as follows (in thousands):

                                                                                         JUNE 30,
                                                                                   --------------------
                                                                                     1994       1995
                                                                                   ---------  ---------
Deferred state income taxes......................................................  $   2,388  $   1,771
Accrued vacation.................................................................      2,225      3,628
Deferred compensation............................................................      4,504      5,973
Accrued expenses.................................................................      8,456      9,092
Insurance loss reserves..........................................................     23,786     23,838
Policyholder dividends...........................................................     11,192      5,536
Restructuring costs..............................................................        556     32,755
Policy acquisition costs.........................................................     (5,005)    (6,186)
Depreciation and amortization....................................................     (1,167)    (6,709)
Bond premium/discount............................................................     (2,162)    (1,759)
Other............................................................................       (239)    (2,266)
                                                                                   ---------  ---------
Net deferred tax asset...........................................................  $  44,534  $  65,673
                                                                                   ---------  ---------
                                                                                   ---------  ---------

NOTE 9 -- CAPITAL STOCK

PREFERRED STOCK

    The Company is authorized to issue 1,000,000 shares of $1 par value preferred stock. No preferred stock was outstanding as of June 30, 1994 or 1995.

STOCKHOLDER RIGHTS PLAN

    The Company's Stockholder Rights Plan provides for distribution of Rights (as defined in the Stockholder Rights Plan) to holders of outstanding shares of common stock. Except as set forth below, each Right, when exercisable, entitles the stockholder to purchase from the Company one one-thousandth share of a new series of the Company's preferred stock at a price of $105 per share, subject to adjustment.

    The Rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group ("Acquiring Person") acquiring or attempting to acquire 15% or more of the outstanding shares of common stock. In the event that the Rights become exercisable, each Right (except for Rights beneficially owned by the Acquiring Person, which become null and void) would entitle the holder to purchase, for the exercise price then in effect, shares of the Company's common stock having a value of twice the exercise price.

    The Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $.01 per Right. The Rights have no voting or dividend privileges and are attached to, and do not trade separately from, the common stock. A total of 20,000 shares of preferred stock were reserved for future issuance under this Rights Agreement, which expire on October 10, 2001.

AUTHORIZED COMMON STOCK

    In October 1992, the Company's stockholders approved an increase in the number of authorized shares of common stock from 40,000,000 to 100,000,000.

                         FOUNDATION HEALTH CORPORATION

NOTE 9 -- CAPITAL STOCK (CONTINUED)
STOCK REPURCHASE PROGRAM

    In April 1993, the Board of Directors of the Company approved the establishment of a stock repurchase program which, as amended, authorizes acquisition from time to time, of up to 5.7 million shares of its outstanding common stock in the open market. As of June 30, 1993, 1994, and 1995 the repurchase of 241,100, 1,445,500 and 1,545,500 shares had been completed pursuant to this program.

DIVIDENDS PAID

    During the year ended June 30, 1994, CareFlorida paid cash dividends of $2 million on its common stock. As discussed in Note 1, the Company's consolidated financial statements have been restated to reflect the results of CareFlorida in accordance with the pooling of interest method of accounting.

    Other than the CareFlorida dividend described above, the Company has never paid cash dividends on its common stock. The Company presently intends to retain its earnings for the development of its business and does not anticipate paying cash dividends on its common stock in the foreseeable future.

STOCK OPTIONS

    Under the Company's Restated and Amended 1990 Stock Option Plan (the "1990 Plan"), options may be either incentive stock options or nonqualified stock options which expire no later than 10 years from the date of grant. Under the 1990 Plan, the Company has reserved 5,525,000 shares of common stock for the granting of options. During the years ended June 30, 1993, 1994, and 1995, the Company granted nonqualified options to purchase 722,265, 1,083,750 and 786,750 shares of the Company's common stock at exercise prices ranging from as 85 to 100% of the fair market value of the stock at the date of grant. Currently, options are granted at prices determined by the Compensation and Organizational Committee of the Board of Directors of the Company (the "Compensation Committee") but may not be less than 100% of the fair market value of the stock on the date of grant. As of June 30, 1994 and 1995, the total number of options outstanding under the 1990 Plan were 2,545,958 and 3,154,939.

    The Company has reserved 238,000 shares of the Company's common stock from the granting of options under the 1992 Nonstatutory Stock Option Plan (the "1992 Plan") established in connection with a business acquisition in May 1992. Under the 1992 Plan, options are granted to employees of the Company or its subsidiaries at the discretion of a committee of the subsidiary's Board of Directors. Options are granted at an exercise price equal to the fair market value of the stock at the date of grant, subject to a vesting schedule of up to three years, and expire no later than 10 years from the date of grant. Under the 1992 Plan, nonqualified options to purchase 49,300 shares were granted during the year ended June 30, 1993. As of June 30, 1994 and 1995, the number of options outstanding under the 1992 Plan were 46,571 and 38,036.

    The Company has reserved 600,000 shares of the Company's common stock under the 1993 Nonstatutory Stock Option Plan (the "1993 Plan") established in October 1993. Under the 1993 Plan, options are granted at the discretion of the Company's Board of Directors to physician employees of affiliated professional corporations. Options are granted at an exercise price equal to the fair market value of the stock at the date of grant. Under the 1993 Plan, nonqualified options to purchase 145,500 and 381,399 shares were granted during the years ended June 30, 1994 and 1995. As of June 30, 1994 and 1995, the number of options outstanding under the 1993 Plan were 145,500 and 499,874. Subsequent to June 30, 1995, the Company increased the number of shares reserved under the 1993 Plan to 1,600,000.

                         FOUNDATION HEALTH CORPORATION

NOTE 9 -- CAPITAL STOCK (CONTINUED)
    During the year ended June 30, 1992, the Company granted nonqualified stock options to purchase 172,500 shares of the Company's common stock at exercise prices determined as 85% of the fair market value of the stock at the date of grant pursuant to employment agreements entered into in connection with a business acquisition. Options vested 10% per year beginning July 1, 1992, with provisions for accelerated vesting in the event certain profitability targets of the acquired company were exceeded. During the year ended June 30, 1994, the employment agreements were terminated and all unvested options were canceled.

    A summary of the Company's nonqualified and incentive stock options outstanding is as follows:

                                                                                       WEIGHTED AVERAGE
                                                                            SHARES      EXERCISE PRICE
                                                                          -----------  ----------------
Outstanding at June 30, 1992............................................    1,742,613     $    18.13
Options exchanged pursuant to acquisition (Note 1)......................      303,520           6.06
Granted.................................................................      771,565          29.56
Exercised...............................................................     (476,352)          8.06
Canceled................................................................      (43,767)         32.50
                                                                          -----------
Outstanding at June 30, 1993............................................    2,297,579          22.19
Options exchanged pursuant to acquisition (Note 1)......................       29,475           9.41
Granted.................................................................    1,229,250          38.17
Exercised...............................................................     (572,347)         14.66
Canceled................................................................     (202,482)         24.10
                                                                          -----------
Outstanding at June 30, 1994............................................    2,781,475          30.52
Options exchanged pursuant to acquisition (Note 1)......................      500,290          18.09
Granted.................................................................    1,168,149          31.60
Exercised...............................................................     (330,796)         18.05
Canceled................................................................     (229,021)         31.98
                                                                          -----------
Outstanding at June 30, 1995............................................    3,890,097          30.22
                                                                          -----------
                                                                          -----------

    A summary of options exercisable and shares available for future grant under all option arrangements is as follows:

                                                                                       JUNE 30,
                                                                               ------------------------
                                                                                  1994         1995
                                                                               -----------  -----------
Options exercisable..........................................................      921,798    1,609,941
Shares available for grant...................................................    1,562,603    1,665,609

    The Company receives a tax deduction for the excess of the market value of the Company's common stock over the exercise price of the option at the date nonqualified options are exercised by employees of the Company. The related tax benefit is credited to common stock. The Company makes no charges against capital with respect to options granted.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

    The Company has reserved 750,000 shares of common stock under an employee stock purchase plan which became effective October 1, 1990. Full-time employees of the Company and substantially all of its subsidiaries are eligible to participate in this Plan if they have been continuously employed by the Company for not less than six months. Employees electing to participate authorize payroll

                         FOUNDATION HEALTH CORPORATION

NOTE 10 -- EMPLOYEE BENEFIT PLANS (CONTINUED) deductions of up to 10% of their base compensation to purchase shares of common stock at 85% of the then fair market value of the stock on the date of purchase. During the years ended June 30, 1993, 1994 and 1995, 19,775, 30,413 and 39,389
shares of common stock were purchased under this plan.

DEFINED CONTRIBUTION PLANS

    The Company sponsors several defined contribution retirement plans intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Participation in the plans is available to substantially all employees. Generally, employees may contribute up to 10% of their annual compensation to the plans on a pre-tax basis and up to 10% on an after-tax basis. Under the plans, the Company makes matching contributions of up to 6% of each participating employee's base salary. The Company's contributions to the plans totaled $6,824,000, $5,961,000, and $4,173,000 for the years ended June 30,
1993, 1994, and 1995.

DEFERRED COMPENSATION PLAN

    Under the Company's deferred compensation plan certain members of management, highly compensated employees and non-employee Board members may defer payment of up to 90% of their compensation. The Company makes matching contributions subject to a vesting schedule, of up to 10% of an employee participant's compensation if the participant's base salary is at least $100,000. The deferred compensation, together with Company matching amounts and accumulated interest which is accrued but unfunded, is distributable in cash by lump sum or in monthly, quarterly or annual installments (not exceeding 20 years) upon the date of distribution elected by the participant, termination of employment or the earlier of the date of distribution elected or termination of employment. At June 30, 1994 and 1995, the liability under this deferred compensation plan amounted to $4,769,000 and $9,139,000. The Company's expense under the plan totaled $1,415,000, $1,664,000 and $1,955,000 for the years ended June 30, 1993, 1994 and 1995.

    During the year ended June 30, 1995, the Company amended the plan by increasing the interest rate paid to participants to 140% of Moody's corporate bond rate and by allowing participants to receive 90% of vested funds before scheduled distributions by irrevocably forfeiting the remaining 10%.

    During 1993, TDMC established a deferred compensation plan which called for payment of deferred compensation to TDMC physicians with five years of service at termination of employment (the "TDMC Plan"); as part of the merger of TDMC with the Company the TDMC Plan was frozen in November 1994 and the present value of each participant's benefits was established. Under the terms of the TDMC Plan, interest accrues at the Citibank base rate plus 1/4%. The deferred compensation is distributable in annual installments (not to exceed 10) upon termination of employment. At June 30, 1994 and 1995, the liability under this deferred compensation plan amounted to $5,330,000 and $6,389,0000. The Company's expense under the plan totaled $2,281,000, $2,885,000 and $765,000 for the years ended June 30, 1993, 1994, and 1995.

DEFINED BENEFIT RETIREMENT PLANS

    One of the Company's subsidiaries offers a non-contributory defined benefit retirement plan ("Retirement Plan") covering substantially all of its employees. The Retirement Plan is designed to meet the provisions of the Employee Retirement Income Security Act of 1974. The benefits are primarily based upon years of service and compensation.

                         FOUNDATION HEALTH CORPORATION

NOTE 10 -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    During the fiscal year ended June 30, 1995, the Company adopted two unfunded non-qualified defined benefit pension plans, a Supplemental Executive Retirement Plan and a Directors' Retirement Plan (collectively the "SERP"), which cover key executives, as selected by the Board of Directors, and nonemployee directors. Currently there are sixteen participants in the plans. Benefits are based on years of service and compensation in the last five years of employment, or the highest three years within the last 10 years of service.

    The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7.5% and 6% respectively, in 1993, 1994, and 1995 for the Retirement Plan, and 8% and 4%, in 1995 for the SERP. The tables below sets forth the funded status and amounts recognized in the Company's consolidated financial statements for the Retirement Plan and the SERP are as follows (in thousands):

                                                                          YEAR ENDED JUNE 30,
                                                               ------------------------------------------
                                                                       RETIREMENT PLAN
                                                               -------------------------------    SERP
                                                                 1993       1994       1995       1995
                                                               ---------  ---------  ---------  ---------
Actuarial present value of:
  Vested benefit obligation..................................  $    (461) $    (540) $    (651) $    (470)
  Nonvested benefit obligation...............................        (34)       (38)       (46)      (315)
                                                               ---------  ---------  ---------  ---------
Accumulated benefit obligation...............................       (496)      (578)      (697)      (785)
Projected benefit obligation.................................       (991)    (1,184)    (1,447)    (1,130)
Plan assets at fair value....................................        659        783      1,380
                                                               ---------  ---------  ---------  ---------
Projected benefit obligation in excess of plan assets........       (332)      (401)       (67)    (1,130)
  Deferred losses............................................        174        212        153
  Unrecognized net transition obligation.....................        128        118        109        296
                                                               ---------  ---------  ---------  ---------
Pension asset (liability)....................................  $     (30) $     (71) $     195  $    (834)
                                                               ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------
Net pension expense was comprised of:
Service cost.................................................  $     112  $     136  $     157  $     788
Interest cost................................................         66         83         99         25
Net amortization and deferral................................         16         18         20         21
Return on plan assets........................................        (44)       (57)       (77)
                                                               ---------  ---------  ---------  ---------
Net pension expense..........................................  $     150  $     180  $     199  $     834
                                                               ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------

    During the year ended June 30, 1995, the Company adopted an unfunded Executive Retiree Medical Plan, which covers key executives, as selected by the Board of Directors, and their spouses and dependents. The plan provides medical, dental, and vision benefits during retirement. At June 30, 1995, the projected benefit obligation was $343,000, the unrecognized net transition obligation was $194,000, the unrecognized net loss was $63,000, and the pension liability was $86,000. The components of postretirement benefit expense for the year ended June 30, 1995 included service cost of $45,000, interest cost of $19,000, and net amortization and deferral of $22,000 for total benefit expense of $86,000. The medical cost trend rate assumed was 14%, trending down to 6.5% over a ten year period. The weighted average discount rate used in determining the accumulated postretirement benefit obligation at June 30, 1995 was 7.5%.

    The Company purchases company-owned life insurance policies to cover the cost of benefits under the Supplemental Executive Retirement Plan, the Directors' Retirement Plan, the Executive Retiree Medical Plan, and the deferred compensation plan. The cash surrender value of these policies at June 30, 1995, included in other assets, was $13,090,000.

                         FOUNDATION HEALTH CORPORATION

NOTE 11 -- RELATED PARTY TRANSACTIONS
    In December 1992, April 1993 and August 1994, as part of the consolidation of health care delivery systems resulting from the acquisition of CMC, a senior officer of the Company acquired two independent practice associations ("IPAs") which contract with physicians to provide medical services to the Company's enrollees. During fiscal 1995, an additional IPA was formed by a senior officer of the Company. During the years ended June 30, 1993, 1994 and 1995, charges for medical services provided by these IPAs to the Company's enrollees totaled approximately $5,645,000, $20,562,000 and $40,070,000. In April 1993, the
Company entered into a revolving credit agreement with one of the IPAs, the terms of which restrict the ability of the IPA and its sole shareholder to pay dividends, to incur additional indebtedness, to transfer shares, or to otherwise merge, sell or dispose of assets. The credit agreement bears interest at the rate of prime plus 2% which is payable quarterly. Principal is due on demand, or if no demand, no later than April 30, 1997. At June 30, 1994 and 1995, $3,900,000 and $5,300,000 was outstanding under the credit agreement.

    During 1994, the Company contracted with two affiliated professional corporations (professional medical corporations each owned by a Company-affiliated physician) to provide health care services to the Company's enrollees at Company-managed health care centers. During the years ended June 30, 1994 and 1995, charges for medical services provided by these affiliated professional corporations to the Company's enrollees totaled approximately $1,700,000 and $85,000,000. The Company provides facilities and support functions to the health care centers and is reimbursed in the form of a management fee by the affiliated professional corporations. The management fee totaled $4,307,000 and $55,271,000 for the years ended June 30, 1994 and 1995. The Company has revolving credit agreements with the affiliated professional corporations the terms of which restrict the ability of the professional medical corporations to pay dividends and bonuses, acquire assets, enter into liens, incur additional indebtedness or to otherwise merge, sell or dispose of assets. The credit agreements bear interest at 7.75% and prime plus 1%, respectively. Principal and interest is due January 22, 1996 subject to automatic one year extensions of the maturity date unless the Company provides written notice of intent to terminate the agreements. At June 30, 1994 and 1995, $7,158,000 and $35,425,000 was outstanding under these agreements.

    Management evaluates the collectibility of these loans and, if necessary, reserves are recorded to reduce carrying amounts to amounts deemed to be recoverable. No reserves have been deemed necessary as of the dates of these financial statements.

NOTE 12 -- REGULATORY AND CONTRACTUAL CAPITAL REQUIREMENTS
    The Company's HMO subsidiaries are required to maintain a minimum level of tangible net equity or minimum capital and surplus. The required total tangible net equity and minimum capital and surplus for all HMOs is approximately
$34,310,000 at  June  30,  1995. Under  certain  government  contracts,  Federal
Services is required to maintain a current ratio of 1:1 and certain HMO subsidiaries are required to maintain a current ratio of 1:1 under Medicaid contracts. The Company's life, accident and health insurance subsidiaries are required by the Departments of Insurance in the states in which they are licensed to maintain minimum capital and surplus aggregating $17,250,000. The Company's workers' compensation insurance subsidiaries are required by the Departments of Insurance in the states in which they are licensed to maintain minimum capital and surplus of $5,000,000. The Company and its subsidiaries are in compliance with the applicable minimum regulatory and capital requirements described above.

    As a result of the above requirements and certain other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of

                         FOUNDATION HEALTH CORPORATION

NOTE 12 -- REGULATORY AND CONTRACTUAL CAPITAL REQUIREMENTS (CONTINUED) cash to the Company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay obligations of the Company. As of June 30, 1995, restricted net assets of these subsidiaries totaled approximately $59,785,000.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES
    During the year ended June 30, 1995, the Company entered into a $60 million tax retention operating lease with NationsBank of Texas, N.A., as Administrative Agent for the Lenders who are parties thereto and First Security Bank of Utah, N.A., as Owner Trustee (the "TROL" agreement) for the construction of health care centers and corporate facilities.

    Under the TROL agreement, rental payments commence upon completion of construction, with a guarantee of 87% to the lessor of the residual value of properties leased at the end of the lease term. After the initial five year noncancelable lease term, the lease may be extended by agreement of the parties or the Company must purchase or arrange for sale of the leased properties. The Company has committed to a guaranteed residual value of $4.7 million at June 30, 1995 under this agreement.

    The future minimum rental payments required under operating leases for all of the Company's office space and equipment and for properties under construction that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

YEAR ENDING JUNE 30,
- -----------------------------------------------------------------------------------
1996...............................................................................  $  19,750
1997...............................................................................     15,739
1998...............................................................................     13,438
1999...............................................................................      9,935
2000...............................................................................      5,886
Thereafter.........................................................................      7,289
                                                                                     ---------
                                                                                     $  72,037
                                                                                     ---------
                                                                                     ---------

    Lease expense for office space and equipment was $15,390,000, $21,429,000 and $25,425,000 for the years ended June 30, 1993, 1994 and 1995.

    The Company maintains general liability and managed care professional liability and directors and officers insurance and other insurance coverage in amounts the Company believes to be adequate. The Company requires contracting health care providers to maintain malpractice insurance coverage in amounts customary in the industry.

    In the ordinary course of its business the Company is a party to claims and legal actions by enrollees, providers and others. The Company also undergoes governmental audits and investigations with regard to its government contracts and with respect to operations of its HMO, insurance, and third party administrator subsidiaries. After consulting with legal counsel, the Company is of the opinion that any liability that may ultimately be incurred as a result of these claims, legal actions, audits or investigations will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

                         FOUNDATION HEALTH CORPORATION

                             SUPPLEMENTAL SCHEDULE
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                 JUNE 30,
                                                                                        --------------------------
                                                                                           1994          1995
                                                                                        -----------  -------------
Cash and cash equivalents.............................................................  $    31,857  $       1,954
Investments:
  Available for sale investments......................................................
  Held to maturity investments........................................................
  Short-term investments..............................................................       13,002
  Fixed maturity investments..........................................................       23,932
Advances to subsidiaries..............................................................       47,008         10,336
Property and equipment, net...........................................................        2,428          8,510
Investment in subsidiaries............................................................      388,560        822,142
Organization and debt issuance costs, net.............................................        2,593         14,047
Other assets..........................................................................       64,503        167,311
                                                                                        -----------  -------------
                                                                                        $   573,883  $   1,024,300
                                                                                        -----------  -------------
                                                                                        -----------  -------------


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and capital leases......................................................  $   127,579  $     177,674
Accounts payable and other liabilities................................................       23,861         89,727
                                                                                        -----------  -------------
                                                                                            151,440        267,401
                                                                                        -----------  -------------
Stockholders' equity:
  Common stock........................................................................      264,976        518,671
  Retained earnings...................................................................      194,800        244,249
  Unrealized holding losses...........................................................                      (2,974)
  Common stock held in treasury, at cost..............................................      (37,333)        (3,047)
                                                                                        -----------  -------------
                                                                                            422,443        756,899
                                                                                        -----------  -------------
                                                                                        $   573,883  $   1,024,300
                                                                                        -----------  -------------
                                                                                        -----------  -------------

                         FOUNDATION HEALTH CORPORATION

                             SUPPLEMENTAL SCHEDULE
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED JUNE 30,
                                                                             -------------------------------------
                                                                                1993         1994         1995
                                                                             -----------  -----------  -----------
REVENUES:
  Government contracts.....................................................  $       846  $       978  $     1,432
  Interest and other income................................................        4,736        7,095        8,124
  Intercompany charges.....................................................       70,328       82,516       31,906
  Equity in subsidiary income..............................................       49,321       64,872       88,552
                                                                             -----------  -----------  -----------
                                                                                 125,231      155,461      130,014
                                                                             -----------  -----------  -----------
EXPENSES:
  Selling, general and administrative......................................       25,104       31,852       19,438
  Amortization and depreciation............................................        1,725          303          754
  Interest expense.........................................................        1,286       10,265       11,795
  Provision for restructuring..............................................        7,247                    84,436
                                                                             -----------  -----------  -----------
                                                                                  35,362       42,420      116,423
                                                                             -----------  -----------  -----------
  Income before income taxes...............................................       89,869      113,041       13,591
  Provision for income taxes...............................................       16,532       19,400      (35,858)
                                                                             -----------  -----------  -----------
  Net income...............................................................  $    73,337  $    93,641  $    49,449
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                         FOUNDATION HEALTH CORPORATION
                             SUPPLEMENTAL SCHEDULE
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED JUNE 30,
                                                                           --------------------------------------
                                                                               1993         1994         1995
                                                                           ------------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................  $     73,337  $   93,641  $     49,449
    Adjustments to reconcile net income to cash provided by operating activities:
      Amortization and depreciation......................................         1,772         305           830
      Equity in subsidiary income........................................       (49,321)    (64,986)      (88,552)
      Change in assets and liabilities, net of effects from acquisition of businesses:
        Other assets.....................................................        (5,814)     (3,560)      (44,736)
        Other liabilities................................................         5,252       6,466        49,604
        Deferred income taxes, net.......................................         2,422      (2,457)      (11,163)
        Investment in and advances to subsidiaries.......................        (8,865)    (50,301)       36,672
                                                                           ------------  ----------  ------------
Net cash from (used for) operating activities............................        18,783     (20,892)       (7,896)
                                                                           ------------  ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment..................................          (603)       (673)       (6,399)
  Decrease (increase) in short-term investments..........................      (149,900)    112,966
  Purchases of available for sale investments............................                                (256,450)
  Sales and maturities of available for sale investments.................                                 292,344
  Purchases of held to maturity investments..............................                                 (12,949)
  Maturities of held to maturity investments.............................                                  10,967
  Notes receivable from affiliates.......................................       (11,834)    (35,708)      (43,352)
  Acquisition of businesses..............................................        (4,117)    (73,242)      (15,727)
                                                                           ------------  ----------  ------------
Net cash from (used for) investing activities                                  (166,454)      3,343       (31,566)
                                                                           ------------  ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable and capital leases.................        (9,408)       (282)         (382)
  Proceeds from issuance of notes payable and capital leases.............       124,490                    30,542
  Proceeds from issuance of common stock -- net..........................           572         812         6,448
  Proceeds from exercise of stock options................................         4,328       8,403         5,920
  Tax benefits related to stock options..................................         1,669       5,410         4,645
  Cash dividends received................................................        15,800      27,400        54,997
  Purchase of note receivable............................................          (775)
  Purchase of treasury stock, net........................................        (6,798)    (27,363)       (3,047)
  Transfer of cash to subsidiary.........................................        (2,270)    (52,751)      (89,564)
                                                                           ------------  ----------  ------------
Net cash from (used for) financing activities............................       127,608     (38,371)        9,559
                                                                           ------------  ----------  ------------
Net decrease in cash and cash equivalents................................       (20,063)    (55,920)      (29,903)
Cash and cash equivalents, beginning of year.............................       107,840      87,777        31,857
                                                                           ------------  ----------  ------------
Cash and cash equivalents, end of year...................................  $     87,777  $   31,857  $      1,954
                                                                           ------------  ----------  ------------
                                                                           ------------  ----------  ------------

                         FOUNDATION HEALTH CORPORATION

                            SUPPLEMENTAL INFORMATION
                   CONCERNING PROPERTY -- CASUALTY INSURANCE
                             (AMOUNTS IN THOUSANDS)

                                                                    GROSS
                                                                   RESERVES
                                                                  FOR UNPAID
                                                     DEFERRED     CLAIMS AND   DISCOUNT IF
                                                      POLICY        CLAIMS        ANY,                   GROSS       NET
                                                    ACQUISITION   ADJUSTMENT   DEDUCTED IN   UNEARNED    EARNED   INVESTMENT
AFFILIATION WITH                                       COSTS       EXPENSES     COLUMN C     PREMIUMS   PREMIUMS    INCOME
REGISTRANT COLUMN A                                  COLUMN B      COLUMN C     COLUMN D     COLUMN E   COLUMN F   COLUMN G
- --------------------------------------------------  -----------   ----------   -----------   --------   --------  ----------
Consolidated property and casualty entities.......    $18,851      $ 414,330      --         $11,305    $358,051   $21,437

                                                       CLAIMS & CLAIM
                                                         ADJUSTMENT
                                                     EXPENSES INCURRED     AMORTIZATION
                                                         RELATED TO        OF DEFERRED    PAID CLAIMS
                                                    --------------------      POLICY       AND CLAIM     DIRECT
                                                      (1)        (2)       ACQUISITION    ADJUSTMENT    PREMIUMS
AFFILIATION WITH                                    CURRENT   PRIOR YEAR   COSTS COLUMN    EXPENSES     WRITTEN
REGISTRANT COLUMN A                                   YEAR     COLUMN H         I          COLUMN J     COLUMN K
- --------------------------------------------------  --------  ----------   ------------   -----------   --------
Consolidated property and casualty entities.......  $232,643   $(7,614)      $24,947       $152,081     $370,408

                         FOUNDATION HEALTH CORPORATION

                                SECTION 403.04b
RECONCILIATION OF BEGINNING AND ENDING LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
                   AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
                                 (IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31,                                      SIX MONTHS
                          ----------------------------------------------------------------------------------------------  ENDED JUNE
                            1985     1986     1987     1988     1989      1990      1991      1992      1993      1994     30, 1995
                          --------  -------  -------  -------  -------  --------  --------  --------  --------  --------  ----------
Liability for unpaid
 losses and loss
 adjustment expenses....  $ 33,438  $43,944  $53,170  $55,089  $76,296  $158,268  $206,993  $219,464  $268,191  $322,394   $332,663
Paid (cumulative) as of:
  One year later........    11,643   13,607   14,186   11,649   20,541    59,110   103,361   106,693   115,189    79,923
  Two years later.......    19,268   23,110   21,998   20,780   36,151   106,334   167,932   191,397   136,582
  Three years later.....    24,503   28,268   27,849   28,389   44,665   130,826   221,087   196,998
  Four years later......    27,470   32,229   33,527   31,492   50,240   146,186   217,888
  Five years later......    29,955   37,007   35,630   34,015   53,896   149,802
  Six years later.......    32,827   38,526   37,448   35,975   55,178
  Seven years later.....    33,752   40,088   39,121   36,633
  Eight years later.....    34,870   41,441   39,696
  Nine years later......    36,136   41,933
  Ten years later.......    36,540
Liability re-estimated
 as of:
  One year later........    41,947   51,633   53,321   51,147   75,988   160,141   218,747   251,012   262,032   308,133
  Two years later.......    44,821   50,702   52,382   51,991   65,376   162,040   242,231   257,134   254,661
  Three years later.....    41,663   50,506   54,349   43,651   61,098   172,981   242,533   253,668
  Four years later......    43,838   55,059   47,241   41,513   66,135   172,269   240,948
  Five years later......    43,745   48,512   46,116   44,701   66,174   171,658
  Six years later.......    43,332   47,898   47,011   45,364   65,900
  Seven years later.....    42,249   48,650   47,928   45,122
  Eight years later.....    42,528   49,625   47,743
  Nine years later......    43,677   49,686
  Ten years later.......    43,740
Redundancy
 (deficiency)...........  $(10,302) $(5,742) $ 5,427  $ 9,967  $10,396  $(13,390) $(33,955) $(34,204) $ 13,530  $ 14,261
Net reserve -- end of
 period.................                                                                                        $322,394   $332,663
Reinsurance recoverable
 on unpaid losses and
 loss adjustment
 expense................                                                                                          90,366     81,667
                                                                                                                --------  ----------
Gross reserve -- end of
 period.................                                                                                         412,760    414,330
Net re-estimated reserve
 -- end of period.......                                                                                         308,133
Re-estimated reinsurance
 recoverable............                                                                                          93,339
                                                                                                                --------
Gross re-estimated
 reserve -- end of
 period.................                                                                                         401,472
                                                                                                                --------
Gross cumulative
 redendancy.............                                                                                        $ 11,288
                                                                                                                --------
                                                                                                                --------

                         FOUNDATION HEALTH CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                            YEAR ENDED JUNE 30, 1995

  EXHIBIT
  NUMBER                                            DESCRIPTION                                         SEQUENTIAL PAGE
- -----------  -----------------------------------------------------------------------------------------  ---------------
   3.1(1)    Restated Certificate of Incorporation of Foundation Health Corporation.
   3.2(3)    Amended and Restated Bylaws of Foundation Health Corporation.
   4.1(6)    Specimen of Foundation Health Corporation Common Stock certificate with Rights Legend.
   4.2(6)    Form of Rights Certificate (incorporated by reference to Foundation Health Corporation's
              Form 8-A dated September 27, 1991).
   4.3(9)    Form of Indenture.
   4.4(9)    Form of Senior Notes.
   4.5       1993 Nonstatutory Stock Option Plan of Foundation Health Corporation, as amended.
  10.3(16)   Executive Incentive Plan of Foundation Health Corporation.
  10.20(2)   Lease Agreement between HAS-First Associates and Foundation Health Corporation dated
              August 1, 1988 and form of amendment thereto.
  10.38(2)   Stock Purchase and Asset Sale Agreement dated November 1, 1989 between Foundation Health
              Corporation and Foundation Health Federal Services, Inc. and amendment thereto.
  10.39(2)   Form of Indemnification Agreement.
  10.53(1)   Employee Stock Purchase Plan.
  10.61(3)   United States Government DoD Contract No. MDA 903-91-C-0155 between DoD and Foundation
              Health Federal Services, Inc. dated June 7, 1991.
  10.62(4)   Asset Purchase Agreement dated July 3, 1991 between Foundation Health Preferred
              Administrators and Preferred Administrators, Inc.
  10.63(4)   Asset Purchase Agreement dated December 1, 1991 among Foundation Health Pharmaceutical
              Services, Inc., Apollo Billing Service, and as to certain parts thereof, Anthony Ponzo,
              Patricia Ponzo and Robert Rhoads.
  10.64(3)   Agreement and Plan of Reorganization among Foundation Health Corporation, FH Acquisition
              Corporation and National Health Care Systems, Inc.
  10.65(4)   Stock Purchase Agreement dated February 14, 1991 between the Company and Western
              Universal Corporation.
  10.67(5)   Stock Purchase Agreement between Foundation Health Corporation, American Travelers
              Corporation and American Travelers Life Insurance Company dated March 31, 1992.
  10.68(5)   Stock and Asset Purchase Agreement among Foundation Health Corporation, Thomas R. and
              Linda S. Leonard and Bayport Leasing Company dated as of May 18, 1992.
  10.69(5)   Stock Purchase Agreement among Foundation Health Corporation, Deborah S. Greenfield and
              James Thompson dated as of May 15, 1992.

  EXHIBIT
  NUMBER                                            DESCRIPTION                                         SEQUENTIAL PAGE
- -----------  -----------------------------------------------------------------------------------------  ---------------
  10.70(6)   Stock Purchase Agreement among Foundation Health Corporation and the holders of common stock of Allstate Optical Services, Inc. dated as of June 8, 1992.
  10.71(12)  Agreement and Plan of Reorganization among Foundation Health Corporation, FHC Acquisition
              Corporation, Occupational Health Services, Inc. and the OHS shareholders dated July 31,
              1992.
  10.72(6)   Agreement and Plan of Reorganization dated as of July 14, 1992, by and among Foundation
              Health Corporation, Century Medicorp, Inc. and FH Acquisition Corporation.
  10.73(7)   Century MediCorp, Inc. 1983 Incentive Stock Option Plan.
  10.74(7)   Century MediCorp, Inc. 1988 Nonstatutory Stock Option Plan.
  10.75(7)   Century MediCorp, Inc. 1989 Nonstatutory Stock Option Plan.
  10.76(7)   Century MediCorp, Inc. 1991 Nonstatutory Stock Option Plan.
  10.79(9)   Agreement and Plan of Reorganization among Foundation Health Corporation, FHC Acquisition
              Corporation and Business Insurance Corporation dated April 10, 1993.
  10.80(10)  1989 Stock Plan of Business Insurance Corporation.
  10.81(11)  1992 Nonstatutory Stock Option Plan of Foundation Health Corporation.
  10.82(13)  MDA 903-91-C-0155 Modification for Implementation of BRAC expansion sites in Louisiana and Texas.
  10.83(14)  Employment Agreement between Foundation Health Corporation and Daniel D. Crowley dated
              April 30, 1994.
  10.85(14)  Employment Agreement between Foundation Health Corporation and Jeffrey L. Elder dated
              April 22, 1994.
  10.86(14)  Employment Agreement between Foundation Health Corporation and Steven D. Tough dated
              April 22, 1994.
  10.87(14)  Employment Agreement between Foundation Health Corporation and Kirk A. Benson dated April
              22, 1994.
  10.88(14)  Employment Agreement between Foundation Health Corporation and Allen J. Marabito dated
              April 22, 1994.
  10.89(14)  Agreement and Plan of Reorganization dated as of May 24, 1994 among Foundation Health
              Corporation, FHC Acquisition Subsidiary, Southern Colorado Health Plan, Inc., the
              stockholders of Southern Colorado Health Plan, Inc. and Southern Colorado Health
              Management, Inc.
  10.90(14)  Agreement and Plan of Reorganization dated as of May 2, 1994 among Foundation Health
              Corporation, The Noetics Group, Reviewco and the other parties signatory thereto.
  10.91(15)  Agreement and Plan of Reorganization dated as of June 27, 1994 by and among Foundation
              Health Corporation, CareFlorida Health Systems, Inc. and the other parties signatory thereto.
  10.92(16)  Agreement and Plan of Merger dated as of July 28, 1994 between Foundation Health
              Corporation and Intergroup Healthcare Corporation.
  10.93(16)  Agreement and Plan of Merger dated as of July 28, 1994 between Foundation Health
              Corporation and Thomas-Davis Medical Centers, P.C.

  EXHIBIT
  NUMBER                                            DESCRIPTION                                         SEQUENTIAL PAGE
- -----------  -----------------------------------------------------------------------------------------  ---------------
  10.96(13)  Foundation Health Corporation Directors' Retirement Plan.
  10.97(17)  $300 Million Revolving Credit Agreement dated as of December 5, 1994 among Foundation
              Health Corporation, as Borrower, Citicorp USA, Inc., as Administrative Agent, Wells
              Fargo Bank, N.A. and NationsBank of Texas, N.A., as Co-Agents and Citicorp Securities,
              Inc., as Arranger, and the Other Banks and Financial Institutions Party thereto.
  10.98      Participation Agreement dated as of May 25, 1995 among Foundation Health Medical
              Services, as Construction Agent and Lessee, Foundation Health Corporation, as Guarantor,
              First Security Bank of Utah, N.A., as Owner Trustee, Sumitomo Bank Leasing and Finance,
              Inc., The Bank of Nova Scotia and NationsBank of Texas, N.A., as Holders and NationsBank
              of Texas, N.A., as Administrative Agent for the Lenders; and Guaranty Agreement dated as of May 25, 1995 by Foundation Health Corporation for the benefit of First Security Bank of Utah, N.A.
  10.99      Foundation Health Corporation Deferred Compensation Plan, as amended and restated.
  10.100     Foundation Health Corporation Supplemental Executive Retirement Plan, as amended and restated.
  10.101     Foundation Health Corporation Executive Retiree Medical Plan, as amended and restated.
  10.102     Foundation Health Corporation 1990 Stock Option Plan, as amended and restated effective
              April 20, 1994.
  10.103     Foundation Health Corporation Profit Sharing and 401(k) Plan (as amended and restated
              effective January 1, 1994).
  11.0       Computation of Earnings per Share.
  12.0       Computation of Ratios.
  13.1       Report of Ernst & Young LLP.
  13.2       Report of Stevenson, Jones & Holmaas, P.C.
  13.3       Report of Coopers & Lybrand L.L.P.
  21.0       Subsidiaries of Foundation Health Corporation.
  23.1       Consent of Deloitte & Touche LLP.
  23.2       Consent of Ernst & Young LLP.
  23.3       Consent of Stevenson, Jones & Holmaas, P.C.
  23.4       Consent of Coopers & Lybrand L.L.P.
  24.1       Power of Attorney (included on page i).

- ------------------------
 (1) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-38867).

 (2) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-34963).

 (3) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form S-4 (File No. 33-42690).

 (4)  Incorporated by  reference to  the Exhibits  to Registrant's  Registration
      Statement on Form S-1 (File No.33-45513).

 (5) Incorporated by reference to the Exhibits to Registrant's Form 10-Q for the quarter ended March 31, 1992 filed with the Commission on May 14, 1992.

 (6)  Incorporated  by reference  to the  Exhibits to  Registrant's Registration
      Statement on Form S-4 (File No. 33-51648).

 (7)  Incorporated by  reference to  the Exhibits  to Registrant's  Registration
      Statement on Form S-8 (File No. 33-53468).

 (8) Incorporated by reference to the Exhibits to Registrant's Form 8-K filed on October 30, 1992.

 (9)  Incorporated by  reference to  the Exhibits  to Registrant's  Registration
      Statement on Form S-3 (File No. 33-61684).

(10)  Incorporated  by reference  to the  Exhibits to  Registrant's Registration
      Statement on Form S-8 (File No. 33-67062).

(11)  Incorporated by  reference to  the Exhibits  to Registrant's  Registration
      Statement on Form S-8 (File No. 33-48561).

(12)  Incorporated  by reference  to the  Exhibits to  Registrant's Registration
      Statement on Form S-4 (File No. 33-51992).

(13) Incorporated by reference to the Exhibits to Registrant's Form 10-K for the year ended June 30, 1994 filed with the Commission on September 24, 1994.

(14)  Incorporated by  reference to  the Exhibits  to Registrant's  Registration
      Statement on Form S-4 (File No. 33-80432).

(15) Incorporated by reference to the Exhibits to Registrant's current report on Form 8-K filed with the Commission on June 28, 1994.

(16) Incorporated by reference to the Exhibits to Registrant's current report on Form 8-K filed with the Commission on August 9, 1994.

(17) Incorporated by reference to the Exhibits to Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1994 filed with the Commission on February 14, 1995.