Form 10-Q
period 1995-09-30
FOUNDATION HEALTH CORPORATION
filed 1995-11-14
CIK 859493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1995
                                   ------------------------

                            OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from           to
                                    ----------   ----------

                         Commission File Number  1-10540
                                               -----------

                          Foundation Health Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               68-0014772
     -------------------------------       -----------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

   3400 Data Drive, Rancho Cordova, CA                    95670
----------------------------------------          ---------------------
(Address of principal executive offices)               (Zip Code)

             (916) 631-5000
----------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X             No
                        -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1995:

      Common Stock, $0.01 par value                    57,062,421
      -----------------------------                 ----------------
                  Class                             Number of Shares

                          FOUNDATION HEALTH CORPORATION

                               INDEX TO FORM 10-Q

                                                                         PAGE

Part I -  Financial Information

          Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets -
              September 30, 1995 and June 30, 1995                         3

          Condensed Consolidated Statements of Operations for the
              Quarters Ended September 30, 1995 and 1994                   4

          Condensed Consolidated Statements of Cash Flows for the
              Quarters Ended September 30, 1995 and 1994                   5

          Notes to Condensed Consolidated Financial Statements           6 - 7

          Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8 - 15

Part II - Other Information

          Item 1 - Legal Proceedings                                      16
          Item 6 - Exhibits and Reports on Form 8-K                       17

Signature                                                                 18

Index to Exhibits                                                         19

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          FOUNDATION HEALTH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                   September 30,      June 30,
                                                                   --------------  --------------
                                                                        1995            1995
                                                                   --------------  --------------
                                                                    (Unaudited)      (Audited)
ASSETS
   Cash and cash equivalents                                       $     262,360   $     203,937
   Investments                                                           563,015         591,341
   Amounts receivable under government contracts                          85,547          81,089
   Reinsurance receivable                                                 95,072          98,255
   Premium and patient receivables, net                                  118,353         100,727
   Property and equipment, net                                           245,508         230,278
   Goodwill and other intangible assets, net                             414,368         409,342
   Deferred income taxes                                                  56,794          65,673
   Other                                                                 236,515         183,565
                                                                   --------------  --------------
                                                                   $   2,077,532   $   1,964,207
                                                                   --------------  --------------
                                                                   --------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Reserves for claims, losses and loss adjustment expenses        $     713,588   $     700,281
   Notes payable and capital leases                                      224,480         180,054
   Amounts payable under government contracts                             38,533          47,584
   Accrued dividends to policyholders                                      9,919          16,405
   Other liabilities                                                     307,304         262,984
                                                                   --------------  --------------
                                                                       1,293,824       1,207,308
                                                                   --------------  --------------

Stockholders' Equity:
   Common stock and additional paid-in capital                           504,343         518,671
   Retained earnings                                                     283,654         244,249
   Unrealized investment gains and losses, net of taxes                   (1,242)         (2,974)
   Common stock held in treasury, at cost                                 (3,047)         (3,047)
                                                                   --------------  --------------
                                                                         783,708         756,899
                                                                   --------------  --------------
                                                                   $   2,077,532   $   1,964,207
                                                                   --------------  --------------
                                                                   --------------  --------------


            See Notes to Condensed Consolidated Financial Statements
                                        3

                          FOUNDATION HEALTH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                          Quarter Ended September 30,
                                                        ------------------------------
                                                             1995            1994
                                                        --------------  --------------
                                                         (Unaudited)     (Unaudited)
Revenues:
   Commercial premiums                                  $     459,575   $     390,789
   Government contracts                                        81,019          47,978
   Specialty services revenue                                 157,424         130,258
   Patient service revenue, net                                11,675           9,249
   Investment and other income                                 12,672          16,101
                                                        --------------  --------------
                                                              722,365         594,375
                                                        --------------  --------------

Expenses:
   Commercial health care services                            367,398         309,644
   Government contracts health care services                   27,041          12,253
   Government contracts subcontractor costs                    18,216          27,206
   Specialty services costs                                   138,452         114,381
   Patient service costs                                        9,080           8,649
   Selling, general and administrative                         85,029          72,090
   Amortization and depreciation                               13,441           7,907
   Interest expense                                             4,044           2,907
                                                        --------------  --------------
                                                              662,701         555,037
                                                        --------------  --------------
Income before income taxes and minority interest               59,664          39,338

   Provision for income taxes                                  20,259          13,917
   Minority interest                                                            1,770
                                                        --------------  --------------
Net income                                              $      39,405   $      23,651
                                                        --------------  --------------
                                                        --------------  --------------

Earnings per share                                      $        0.69   $        0.48
                                                        --------------  --------------
                                                        --------------  --------------

Weighted average common and common
stock equivalent shares outstanding                        57,427,162      49,709,634
                                                        --------------  --------------
                                                        --------------  --------------


            See Notes to Condensed Consolidated Financial Statements
                                        4

                          FOUNDATION HEALTH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                          Quarter Ended September 30,
                                                                        ------------------------------
                                                                             1995            1994
                                                                        --------------  --------------
                                                                          (Unaudited)     (Unaudited)
Net cash provided by operating activities                               $      59,812   $     143,851
                                                                        --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                       (22,957)        (39,278)
  Purchases of available for sale investments                                (111,315)       (237,690)
  Sales/maturities of available for sale investments                          135,138         196,592
  Purchases of held to maturity investments                                    (2,508)        (18,254)
  Maturities of held to maturity investments                                    8,559          19,337
  Increase in other assets                                                    (24,437)        (18,847)
  Acquisition of businesses, net of cash acquired                              (6,034)        (15,489)
                                                                        --------------  --------------
Net cash used for investing activities                                        (23,554)       (113,629)
                                                                        --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable and capital leases                   40,016
  Principal payments on notes payable and capital leases                       (2,319)         (2,091)
  Proceeds and tax benefits from issuance of common stock
    and exercise of stock options                                               2,025             570
  Stock repurchase and other merger related adjustments                       (17,557)
                                                                        --------------  --------------
Net cash provided by (used for) financing activities                           22,165          (1,521)
                                                                        --------------  --------------

Net increase in cash and cash equivalents                                      58,423          28,701

Cash and cash equivalents, beginning of quarter                               203,937         165,209
                                                                        --------------  --------------
Cash and cash equivalents, end of quarter                               $     262,360   $     193,910
                                                                        --------------  --------------
                                                                        --------------  --------------

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $         993   $       1,457
                                                                        --------------  --------------
                                                                        --------------  --------------
  Income taxes paid                                                     $       1,678   $       9,216
                                                                        --------------  --------------
                                                                        --------------  --------------

  Noncash investing and financing activities:
    Unrealized holding gains (losses)                                   $       1,732   $      (4,434)
                                                                        --------------  --------------
                                                                        --------------  --------------
    Acquisition of businesses:
      Assets acquired                                                   $       7,074   $      33,077
      Liabilities assumed                                                        (854)           (961)
      Issuance of common stock                                                                (16,000)
                                                                        --------------  --------------
      Cash paid                                                                 6,220          16,116
      Less cash acquired                                                         (186)           (627)
                                                                        --------------  --------------
      Net cash paid                                                     $       6,034   $      15,489
                                                                        --------------  --------------
                                                                        --------------  --------------

            See Notes to Condensed Consolidated Financial Statements

                          FOUNDATION HEALTH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of Foundation Health Corporation (the "Company") and the consolidated results of its operations and its cash flows for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). For further information refer to the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended June 30, 1995. Results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

Certain reclassifications have been made to prior year financial statements to conform to current period presentation.


NOTE 2 - RESTRUCTURING COSTS

In connection with several mergers in November 1994 the Company recorded a charge of $124.8 million to operations during the quarter ended December 31, 1994 which represents the costs of acquiring and consolidating the companies' management information systems and administrative functions and positioning the Company to take advantage of best practices in health care delivery systems and managed care techniques after the mergers. As of September 30, 1995, $75.2 million in merger, integration and restructuring costs had been paid or otherwise charged against the $124.8 million accrual. The remaining restructuring obligations are expected to be paid as due through the fourth quarter of 1996 utilizing existing resources of the Company. The amounts set forth represent management's best estimate of the restructuring costs to be incurred and the timing of the restructuring and integration plan (the "Plan"). The progress of the Plan and the actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used by management in developing the recorded accrual.

NOTE 3 - INVESTMENTS

Investments comprised the following (in thousands):


                                        September 30,     June 30, 1995
                                        -------------     -------------
                                            1995
                                            ----
Available for sale                        $519,414          $541,596

Held to maturity                            43,601            49,745
                                          --------          --------

                                          $563,015          $591,341
                                          --------          --------
                                          --------          --------

For purposes of calculating realized gains and losses on sales of investments available for sale, the amortized cost of each investment sold is used.


NOTE 4 - CAPITAL STOCK

On September 7, 1995, the Company's Board of Directors approved amendments to the 1993 Nonstatutory Stock Option Plan which, among other matters, increased the number of shares available for the granting of options from 600,000 to 1,600,000.

The Company has a stock repurchase program to acquire from time to time up to
5.7 million shares of the Company's common stock in the open market. As of September 30, 1995 the Company had repurchased a total of 1,795,500 shares pursuant to this program. During the quarter ended September 30, 1995, the Company charged common stock and additional paid-in capital for the repurchase and retirement of 250,000 shares of its common stock and other merger related adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Foundation Health Corporation (the "Company") is an integrated managed care organization which administers the delivery of managed health care services.
The Company's operations consist of three primary lines of business: (i) group, Medicaid, individual and Medicare health maintenance organization ("HMO") and preferred provider organization ("PPO") plans; (ii) government contracts; and
(iii) specialty services, which includes managed care products related to workers' compensation insurance, administration and cost-containment, behavioral health, dental, vision and pharmaceutical products and services.

Commercial HMO and PPO operations are characterized by the assumption of underwriting risk in return for premium revenue. Government contracts consist of contractual services to state and federal government programs such as CHAMPUS and Medicaid in which the Company receives revenues for administrative and management services and, under most of the contracts, also accepts financial responsibility for health care costs. Specialty services consists both of operations in which the Company assumes underwriting risk in return for premium revenue, including managed care workers' compensation insurance and behavioral health, dental and vision HMO products, and operations in which the Company provides administrative services only, including certain of the behavioral health and pharmacy benefits management programs, workers' compensation third party administration and bill review services and administrative-only products and services.

In fiscal year 1995, the Company was awarded two contracts to establish managed care programs for up to 230,000 eligible CHAMPUS beneficiaries in Washington and Oregon (the "Washington/Oregon Contract") and up to 590,000 eligible CHAMPUS beneficiaries in Oklahoma and most of Arkansas, Louisiana and Texas (the "Region 6 Contract"). Implementation of the Washington/Oregon Contract commenced in September 1994 and the delivery of health care services commenced in March 1995. Implementation of the Region 6 Contract commenced in April 1995 and the delivery of health care services commenced in November 1995. Each of these contracts has a five year term. In August 1995, the Company was awarded a contract to establish a managed care program for up to 720,000 eligible CHAMPUS beneficiaries in California and Hawaii (the "California/Hawaii Contract"). Implementation of the contract commenced in September 1995 with the provision of health care services scheduled to begin in April 1996. The contract has a term of up to five years. In October 1995, the Company was awarded four Medicaid contracts to establish a managed care program to cover up to approximately 1.8 million eligible beneficiaries in four California counties. Certain of these Medicaid contracts are being protested by unsuccessful bidders. Implementation of the contracts is scheduled to commence in July 1996 subject to the State of California's receipt of a waiver from the federal Health Care Financing Administration. The annual contracts run through March 2002.

CONSOLIDATED OPERATING RESULTS

The Company achieved significant increases in revenues and earnings for the quarter ended September 30, 1995 over the same period in fiscal year 1995. The growth in revenues was primarily driven by commercial enrollment gains, especially from the Company's individual and Medicare risk products, growth in net earned workers' compensation premium revenue due to growth in the number of policies written and implementation of the Washington/Oregon and Region 6 Contracts.

The Company's selling, general and administrative ("SG&A") expenses in the quarter ended September 30, 1995 increased due primarily to the new government contracts and increased commercial enrollment in existing service areas and geographic expansion.

The decrease in the SG&A ratio for the quarter ended September 30, 1995 compared to the prior year quarter is due to revenue growth while continuing to contain SG&A expenses.

As of September 30, 1995, $75.2 million in merger, integration and restructuring costs had been paid or otherwise charged against the $124.8 million accrual.
The remaining restructuring obligations are expected to be paid as due through the fourth quarter of 1996 utilizing existing resources of the Company. The amounts accrued represent management's best estimate of the restructuring costs to be incurred and the timing of the restructuring and integration plan (the "Plan"). The progress of the Plan and the actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used by management in developing the recorded accrual. The Company expects that this restructuring will result in operating cost savings in excess of the amount of the charge.

As a result of the factors described above and the Company's continued focus on cost containment while increasing revenues, the Company's income before income taxes and minority interest increased over the same period in fiscal year 1995.

The Company's ability to expand its business is dependent, in part, on competitive premium pricing and its ability to secure cost-effective contracts with providers. Achieving these objectives is becoming increasingly difficult due to the competitive environment. In addition, the Company's profitability is dependent, in part, on its ability to maintain effective control over healthcare costs while providing members with quality care. Factors such as health care reform, integration of acquired companies, regulatory changes, utilization, new technologies, hospital costs, major epidemics and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical records to anticipate results or future period trends.

LINE OF BUSINESS REPORTING

The Company operates in a single industry segment, managed health care. The following table presents financial information reflecting the Company's operations by its three primary lines of business: (i) commercial operations;
(ii) government contracts; and (iii) specialty services.

                          FOUNDATION HEALTH CORPORATION
                     LINE OF BUSINESS FINANCIAL INFORMATION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                  Quarter Ended
                                                      Quarter Ended September 30, 1995          September 30, 1994
                                                  --------------------------------------------------------------------
                                                                   Percent      Percent                     Percent
                                                     Amount or     of Total     Increase      Amount or     of Total
                                                      Percent      Revenue     (Decrease)      Percent      Revenue
                                                  --------------  -----------  -----------  -------------  -----------
Revenues:
  Commercial premiums                             $     459,575         63.6 %       17.6 % $    390,789         65.7 %
  Government contracts                                   81,019         11.2         68.9         47,978          8.1
  Specialty services revenue                            157,424         21.8         20.9        130,258         21.9
  Patient service revenue, net                           11,675          1.6         26.2          9,249          1.6
  Investment and other income                            12,672          1.8        (21.3)        16,101          2.7
                                                  --------------  -----------               -------------  -----------

                                                        722,365        100.0         21.5        594,375        100.0
                                                  --------------  -----------               -------------  -----------
Expenses:
  Commercial health care services                       367,398         50.9         18.7        309,644         52.1
  Government contracts health care services              27,041          3.7        120.7         12,253          2.1
  Government contracts subcontractor costs               18,216          2.5        (33.0)        27,206          4.6
  Specialty services costs                              138,452         19.2         21.0        114,381         19.2
  Patient service costs                                   9,080          1.3          5.0          8,649          1.5
  Selling, general and administrative ("SG&A")           85,029         11.8         17.9         72,090         12.1
  Amortization and depreciation                          13,441          1.8         70.0          7,907          1.3
  Interest expense                                        4,044          0.5         39.1          2,907          0.5
                                                  --------------  -----------               -------------  -----------
                                                        662,701         91.7         19.4        555,037         93.4
                                                  --------------  -----------               -------------  -----------
Income before income taxes and minority interest         59,664          8.3         51.7         39,338          6.6
  Provision for income taxes                             20,259          2.8         45.6         13,917          2.3
  Minority interest                                                                (100.0)         1,770          0.3
                                                  --------------  -----------               -------------  -----------
Net income                                        $      39,405          5.5 %       66.6   $     23,651          4.0 %
                                                  --------------  -----------               -------------  -----------
                                                  --------------  -----------               -------------  -----------

Earnings per share                                $        0.69                      43.8   $       0.48
                                                  --------------                            -------------
                                                  --------------                            -------------
Weighted average common and common
stock equivalent shares outstanding                  57,427,162                      15.5     49,709,634
                                                  --------------                            -------------
                                                  --------------                            -------------
Operating ratios:
  Commercial loss ratio                                    79.9 %                                   79.2 %
  Government contracts ratio                               55.9                                     82.2
  Specialty services ratio                                 87.9                                     87.8
  Patient service ratio                                    77.8                                     93.5
  SG&A to total revenues                                   11.8                                     12.1
  Effective tax rate                                       34.0                                     35.4

Enrollment (in thousands):
  Commercial:
    Group and individual                                  1,042                      22.0            854
    Medicare risk                                            75                      41.5             53
    Medicaid                                                110                      (4.3)           115
                                                  --------------                            -------------
                                                          1,227                      20.1          1,022
                                                  --------------                            -------------
  Government
    CHAMPUS PPO and indemnity                               237                     178.8             85
    CHAMPUS HMO                                             100                     300.0             25
                                                  --------------                            -------------
                                                            337                     206.4            110
                                                  --------------                            -------------
    Combined                                              1,564                      38.2 %        1,132
                                                  --------------                            -------------
                                                  --------------                            -------------

COMMERCIAL OPERATIONS

Revenues generated by the Company's commercial operations increased in the quarter ended September 30, 1995 over the quarter ended September 30, 1994 due in part to a 20.1% increase in enrollment from existing lines of business and geographic expansion offset by reductions in commercial premium revenue per member due to competitive price pressures.

The Company expects continued pressure from employer groups and government agencies to reduce premiums. Effective July 1, 1995, Medicaid HMO rates in Florida were reduced by approximately 18%, which will affect commercial premium revenues. As a result of the Company's continued medical cost management efforts health care costs on a per member basis decreased for the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994. The commercial loss ratio, however, increased from 79.2% for the quarter ended September 30, 1994 to 79.9% for the quarter ended September 30, 1995. The slight increase in the ratio was due to the competitive premium pressures in California offset in part by the greater profitability of the Company's Florida and Arizona HMOs. The Company believes that the pressures on margins will continue, which may adversely affect the commercial loss ratio; however, the Company will seek to mitigate any increase in the loss ratio by the cost management efforts described above. In addition, as the Company's Medicare risk business increases, the loss ratio may increase as historically this product has a higher loss ratio than the Company's other HMO and indemnity insurance business.

GOVERNMENT CONTRACTS

Government contracts revenue increased in the quarter ended September 30, 1995 over the quarter ended September 30, 1994 primarily due to the Washington/Oregon and Region 6 Contracts and expansion of the Base Realignment and Closure ("BRAC") Contract offset in part by the decrease in revenue as a result of expiration of the CHAMPUS Reform Initiative ("CRI") Contract.

The government contracts ratio improved during the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994. This was due primarily to several of the contracts being in the implementation period. Comparability of the government contracts ratio between periods is dependent on the mix of the contracts that are in the implementation phase versus contracts that are in the health care delivery phase. Administrative expenses relating to both phases are recorded as part of SG&A. Once the delivery of health care services begins the expenses related to health care services are recorded either as government contracts health care services or as government contracts subcontractor costs. The government contracts ratio is expected to increase during the remainder of fiscal year 1996 as a result of a full year of delivery of health care services under the Washington/Oregon Contract and delivery of health care services under the Region 6 Contract which commenced in November 1995 and the California/Hawaii Contract which is scheduled to commence in April 1996.

SPECIALTY SERVICES

Specialty services revenues increased in the quarter ended September 30, 1995 over the quarter ended September 30, 1994 due to increased workers' compensation insurance premiums generated by California Compensation Insurance Company ("CalComp"), the Company's workers' compensation insurance subsidiary and to increased revenue generated by the Company's pharmaceutical subsidiary. CalComp's net premium revenue totaled $106 million for the quarter ended September 30, 1995 compared to $95 million for the quarter ended September 30, 1994, an 11.6% increase. The increase in CalComp's net premium revenue was a result of growth in the number of new workers' compensation policies written in California and other states. The premium increase was offset in part by a 16% mandatory reduction in premiums for all policies in force effective October 1, 1994 and the effect of deregulation in the California workers' compensation market which allows premium rates to be set on a competitive basis for new policies written after January 1, 1995. Revenues generated by the pharmaceutical subsidiary totaled $14.7 million for the quarter ended September 30, 1995 compared to $4.2 million for the quarter ended September 30, 1994 primarily due to increased pharmaceutical rebate revenue earned. Specialty services costs, which includes health care and administrative costs, increased $24.1 million for the quarter ended September 30, 1995 over the comparable prior year period as a result of an increase in CalComp's workers' compensation claims experience consistent with increased net premium revenue and pharmaceutical rebate costs corresponding to the increased rebate revenue.

The specialty services ratio (specialty services costs as a percentage of specialty services revenues) for the quarter ended September 30, 1995 was consistent with the quarter ended September 30, 1994.

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

The following table sets forth CalComp's underwriting experience as measured by its combined ratio and its components (computed on a generally accepted accounting principles basis) for the quarters ended September 30, 1995 and 1994:

                                                         September 30,
                                                         -------------
                                                         1995      1994
                                                         ----      ----
Loss and loss adjustment expense ratio                   65.7%     61.7%
Underwriting expense ratio                               21.8      25.0
Policy holder dividend ratio                              2.7       1.2
                                                         -----     -----
Combined ratio                                           90.2%     87.9%
                                                         -----     -----

The increase in CalComp's loss and loss adjustment expense ratio is due to the negative impacts on net premium revenue earned from the price competition in 1995 caused by the newly deregulated California workers' compensation market place. As CalComp has now operated for nine months in the deregulated market, its net premium revenue and loss and loss adjustment ratio are being impacted by policies being renewed in 1995 at premium rates significantly less than the pricing for workers' compensation policies written in California in 1994.

In response to the increased price competition in the market, the decrease in the underwriting expense ratio to 21.8% from 25.0% is due to a reduction in the commission rate CalComp is paying to its brokers on new and renewal workers' compensation insurance policies in 1995.

The increase in the combined ratio reflects the effect of the regulatory changes in 1995 to the workers' compensation market in California.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $59.8 million for the quarter ended September 30, 1995 as compared to $143.9 million for the comparable period in fiscal year 1995 due to amounts received in the quarter ended September 30, 1994 related to the CRI Contract that terminated in 1994. The Company's cash and investments increased from $795.3 million at June 30, 1995 to $825.4 million at September 30, 1995. The Company invests its cash in investment grade securities.

During fiscal year 1996, the Company expects capital expenditures to approximate $67.8 million, primarily consisting of $47.7 million for the purchase of computer hardware and software systems; $15.3 million for the purchase of furniture and equipment primarily for health care centers and the hospitals; and $4.8 million for other requirements. The Company anticipates the net costs of operating and managing the health care centers for fiscal year 1996 will approximate $20 million, offset in part by health care cost savings anticipated to be realized by the Company's HMOs. Effective September 1, 1995, the Company purchased a medical practice and related facilities in Arizona for approximately $6.2 million, which was paid in cash. Other assets increased over the amount at June 30, 1995 due to increases in the amounts outstanding under credit agreements with affiliated professional services corporations, increased pharmacy rebates receivable and other receivables. Other liabilities increased over the amount at June 30, 1995 due to increases in the Company's accounts payable and unearned revenues offset by amounts charged against the restructuring accrual.

The anticipated level of capital expenditures in fiscal year 1996 for construction of health care centers and corporate facilities has been impacted as a result of the Company's $60 million tax-retention operating lease financing with NationsBank of Texas, N.A., as Administrative Agent for the lenders thereto and First Security Bank of Utah, N.A., as Owner Trustee (the "TROL" financing). The Company expects that up to $32 million of the TROL financing will be used during fiscal year 1996 for the construction of health care centers and corporate facilities.

In December 1994, the Company established a $300 million unsecured revolving credit agreement with Citicorp USA, Inc. as Administrative Agent for the lenders thereto (the "Credit Agreement"). As of September 30, 1995, the Company has drawn $60 million on the Credit Agreement.

Certain of the Company's subsidiaries must comply with minimum capital and surplus requirements under applicable state HMO and insurance laws and regulations, and certain subsidiaries must maintain ratios of current assets to current liabilities of 1:1 pursuant to certain government contracts. The Company believes it is in material compliance with these contractual and regulatory requirements.

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

     See "Government Regulations" and "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 for a further description of audits and legal proceedings to which the Company and certain of its subsidiaries are subject.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     11 - Earnings Per Share Computation

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed by Foundation Health Corporation during the quarter ended September 30, 1995.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FOUNDATION HEALTH CORPORATION


Dated: November 14, 1995                          By:  /S/
                                                     --------------------------
                                                            JEFFREY L. ELDER
                                                       SENIOR VICE PRESIDENT AND
                                                        CHIEF FINANCIAL OFFICER

                          FOUNDATION HEALTH CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT NO.                                                                PAGE

11   Earnings Per Share Computation                                         20