Form 10-Q
period 1995-12-31
FOUNDATION HEALTH CORPORATION
filed 1996-02-14
CIK 859493

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                FORM 10-Q
(Mark One)
(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended      DECEMBER 31, 1995
                                           ----------------------

                           OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from          to
                                           ----------  ------------

                           Commission File Number     1-10540
                                                 ---------------

                   FOUNDATION HEALTH CORPORATION
              -------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           DELAWARE                               68-0014772
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3400 DATA DRIVE, RANCHO CORDOVA, CA                          95670
-----------------------------------               ---------------------------
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
                      Yes    X                 No
                         ---------                 --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 31, 1996:

COMMON STOCK, $0.01 PAR VALUE                  57,568,461
-----------------------------                  -----------------
            Class                              Number of Shares

                        FOUNDATION HEALTH CORPORATION

                            INDEX TO FORM 10-Q

                                                                            PAGE

Part I - Financial Information

         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets -
             December 31, 1995 and June 30, 1995                               3

         Condensed Consolidated Statements of Operations for the Quarters
             and Six Months Ended December 31, 1995 and 1994                   4

         Condensed Consolidated Statements of Cash Flows for the Six Months
             Ended December 31, 1995 and 1994                                  5

         Notes to Condensed Consolidated Financial Statements              6 - 7

         Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8 - 16

Part II - Other Information

         Item 1 - Legal Proceedings                                      17 - 18
         Item 4 - Submission of Matters to a Vote of Security Holders         19
         Item 6 - Exhibits and Reports on Form 8-K                            20

Signature                                                                     21

Index to Exhibits                                                             22

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                    FOUNDATION HEALTH CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In thousands)

                                                                       December 31,                      June 30,
                                                                      -------------                   --------------
                                                                           1995                            1995
                                                                      -------------                   --------------
                                                                       (Unaudited)                       (Unaudited)
ASSETS
     Cash and cash equivalents                                        $     151,180                   $      203,937
     Investments                                                            649,460                          591,341
     Amounts receivable under government contracts                          116,186                           81,089
     Reinsurance receivable                                                  91,109                           98,255
     Premium and patient receivables, net                                   116,810                          100,727
     Property and equipment, net                                            254,671                          230,278
     Goodwill and other intangible assets, net                              412,835                          409,342
     Deferred income taxes                                                   56,581                           65,673
     Other assets                                                           255,396                          183,565
                                                                      -------------                   --------------
                                                                      $   2,104,228                   $    1,964,207
                                                                      -------------                   --------------
                                                                      -------------                   --------------


LIABILITIES AND STOCKHOLDERS' EQUITY
     Reserves for claims, losses and loss adjustment expenses         $     756,957                   $     700,281
     Notes payable and capital leases                                       213,128                         180,054
     Amounts payable under government contracts                              40,433                          47,584
     Accrued dividends to policyholders                                       9,471                          16,405
     Other liabilities                                                      240,958                         262,984
                                                                      -------------                    -------------
                                                                          1,260,947                       1,207,308
                                                                      -------------                    -------------

Stockholders' Equity
     Common stock and additional paid-in capital                            519,219                          518,671
     Retained earnings                                                      325,302                          244,249
     Unrealized investment gains and losses, net of taxes                     1,807                           (2,974)
     Common stock held in treasury, at cost                                  (3,047)                          (3,047)
                                                                       ------------                    --------------
                                                                            843,281                          756,899
                                                                       ------------                    --------------
                                                                       $  2,104,228                    $   1,964,207
                                                                       ------------                    --------------
                                                                       ------------                    --------------

           See Notes to Condensed Consolidated Financial Statements

                        FOUNDATION HEALTH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except share amounts)

                                                     Quarter Ended December 31,      Six Months Ended December 31,
                                                    ----------------------------    --------------------------------
                                                         1995           1994              1995               1994
                                                    ------------    ------------    --------------       -----------
                                                      (Unaudited)     (Unaudited)       (Unaudited)       (Unaudited)
Revenues:
 Commercial premiums                                $    477,108    $    401,788    $      936,683       $   792,577
 Government contracts                                    104,815          45,969           185,834            93,947
 Specialty services revenue                              158,589         127,079           316,013           257,337
 Patient service revenue, net                             13,255          10,715            24,930            19,964
 Investment and other income                              14,218          12,998            26,890            29,099
                                                    ------------    ------------    --------------       -----------
                                                         767,985         598,549         1,490,350         1,192,924
                                                    ------------    ------------    --------------       -----------

Expenses:
 Commercial health care services                         375,031         312,953           742,429           622,597
 Government contracts health care services                64,257          17,236            91,298            29,489
 Government contracts subcontractor costs                  2,599          15,437            20,815            42,643
 Specialty services costs                                140,674         108,807           279,126           223,188
 Patient service costs                                     8,560           8,607            17,640            17,256
 Selling, general and administrative                      97,301          74,393           182,330           146,483
 Amortization and depreciation                            14,251          10,186            27,692            18,093
 Interest expense                                          3,910           2,953             7,954             5,860
 Acquisition and restructuring costs                                     124,822                             124,822
                                                    ------------    ------------    --------------       -----------
                                                         706,583         675,394         1,369,284         1,230,431
                                                    ------------    ------------    --------------       -----------
Income (loss) before income taxes and
 minority interest                                        61,402         (76,845)          121,066           (37,507)

      Provision for income taxes                          19,754         (28,070)           40,013           (14,153)
      Minority interest                                                      492                               2,262
                                                    ------------    ------------    --------------       -----------

 Net income (loss)                                  $     41,648    $    (49,267)   $       81,053       $   (25,616)
                                                    ------------    ------------    --------------       -----------
                                                    ------------    ------------    --------------       -----------


 Earnings (loss) per share                          $       0.72   $       (0.90)  $          1.40     $       (0.49)
                                                      ----------     -----------    --------------        -----------
                                                      ----------     -----------    --------------        -----------

 Weighted average common and common
 stock equivalent shares outstanding                  57,954,054      54,755,405        57,692,110         52,200,075
                                                      ----------      ----------    --------------        -----------
                                                      ----------      ----------    --------------        -----------



           See Notes to Condensed Consolidated Financial Statements

                         FOUNDATION HEALTH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                       Six Months Ended December 31,
                                                                       -----------------------------
                                                                              1995           1994
                                                                       --------------   ------------
                                                                        (Unaudited)      (Unaudited)
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $      47,936   $    147,419
                                                                        -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                       (40,205)       (47,862)
  Purchases of available for sale investments                                (310,627)      (379,502)
  Sales/maturities of available for sale investments                          249,702        407,176
  Purchases of held to maturity investments                                    (5,278)       (27,883)
  Maturities of held to maturity investments                                   14,377         65,160
  Increase in goodwill, intangibles and other assets                          (30,023)       (83,645)
  Acquisition of businesses, net of cash acquired                              (6,034)       (30,735)
                                                                        -------------   ------------
Net cash used for investing activities                                       (128,088)       (97,291)
                                                                        -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable and capital leases                   40,016         23,048
  Principal payments on notes payable and capital leases                      (11,965)       (34,549)
  Proceeds and tax benefits from issuance of common stock
     and exercise of stock options                                             16,901          6,694
  Stock repurchase and other merger related adjustments                       (17,557)
                                                                        -------------   ------------
Net cash provided by (used for) financing activities                           27,395         (4,807)
                                                                        -------------   ------------

Net (decrease) increase in cash and cash equivalents                          (52,757)        45,321

Cash and cash equivalents, beginning of period                                203,937        165,209
                                                                        -------------   ------------

Cash and cash equivalents, end of period                                $     151,180   $    210,530
                                                                        -------------   ------------
                                                                        -------------   ------------

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $       7,437   $      7,392
                                                                        -------------   ------------
                                                                        -------------   ------------
  Income taxes paid                                                     $       1,825   $     23,959
                                                                        -------------   ------------
                                                                        -------------   ------------
  Noncash investing activities:
    Transfer of investments from held to maturity to available for sale $       9,009   $
                                                                        -------------   ------------
                                                                        -------------   ------------
    Acquisition of businesses:
         Assets acquired                                                $       7,074   $    373,422
         Liabilities assumed                                                     (854)       (48,515)
         Issuance of notes payable                                                            (9,600)
         Issuance of common stock                                                           (274,017
                                                                        -------------   ------------
         Cash paid                                                              6,220         41,290
         Fees and expenses                                                                     6,553
         Less cash acquired                                                     (186)        (17,108)
                                                                        -------------   ------------
         Net cash paid                                                  $       6,034   $     30,735
                                                                        -------------   ------------
                                                                        -------------   ------------

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



NOTE 2 - RESTRUCTURING COSTS

In connection with several mergers in November 1994 the Company recorded a charge of $124.8 million to operations during the quarter ended December 31, 1994 which represents the costs of acquiring and consolidating the companies' management information systems and administrative functions and positioning the Company to take advantage of best practices in health care delivery systems and managed care techniques after the mergers. As of December 31, 1995, $84.9 million in merger, integration and restructuring costs had been paid or otherwise charged against the $124.8 million accrual. Management will continue to review estimates of costs to be incurred during the remainder of the year. The progress of the Plan and the actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used by management in developing the recorded accrual.

NOTE 3 - INVESTMENTS

Investments comprised the following (in thousands):

                      December 31, 1995   June 30, 1995
                      -----------------   -------------
Available for sale      $617,887            $541,596

Held to maturity          31,573              49,745
                        --------            --------
                        $649,460            $591,341
                        --------            --------
                        --------            --------

For purposes of calculating realized gains and losses on sales of investments available for sale, the amortized cost of each investment sold is used.

NOTE 4 - CAPITAL STOCK

The  Company has a stock repurchase program to acquire from time to time  up  to
5.7 million shares of the Company's common stock in the open market. As of December 31, 1995 the Company had repurchased a total of 1,795,500 shares pursuant to this program.

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION". The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured on the fair value of the stock award when granted and is recognized as expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in fiscal 1997, and requires measurement of awards made on or after December 15, 1995.

The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company intends to follow the disclosure requirements for its employee stock plans. The new standard will also require that all stock-based transactions with non-employees be measured in accordance with the fair value method and recorded as expense. The Company has not determined the effect, if any, of implementing this standard on its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Foundation Health Corporation (the "Company") is an integrated managed care organization which administers the delivery of managed health care services. The Company's operations consist of three primary lines of business: (i) commercial operations, which includes group, Medicaid, individual and Medicare health maintenance organization ("HMO") and preferred provider organization ("PPO") plans; (ii) government contracts; and (iii) specialty services, which includes managed care products related to workers' compensation insurance, administration and cost-containment, behavioral health, dental, vision and pharmaceutical products and services.

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

In fiscal year 1995, the Company was awarded two contracts to establish managed care programs for up to 230,000 eligible CHAMPUS beneficiaries in Washington and Oregon (the "Washington/Oregon Contract") and up to 590,000 eligible CHAMPUS beneficiaries in Oklahoma and most of Arkansas, Louisiana and Texas (the "Region 6 Contract"). Implementation of the Washington/Oregon Contract commenced in September 1994 and the delivery of health care services commenced in March 1995. Implementation of the Region 6 Contract commenced in April 1995 and the delivery of health care services commenced in November 1995. Each of these contracts has a five year term. In August 1995, the Company was awarded a contract to establish a managed care program for up to 720,000 eligible CHAMPUS beneficiaries in California and Hawaii (the "California/Hawaii Contract"). Implementation of the contract commenced in September 1995 with the provision of health care services scheduled to begin in April 1996. Two unsuccessful bidders have filed independent actions for injunctive relief against the award of the California/Hawaii Contract to the Company. At the present time, requests for preliminary injunction have either been denied or withdrawn in both actions; future hearings on the actions have been set after the April 1, 1996 scheduled commencement date of the provision of health care services by the Company under such Contract. The Contract has a term of up to five years. In October 1995, the Company was awarded four Medicaid contracts to establish a managed care program to cover up to approximately 800,000 eligible beneficiaries in four California counties. Certain of these Medicaid contracts are being protested by unsuccessful bidders. The Company anticipates that implementation of one of the contracts will commence in July 1996 with the remainder to be implemented in Fall 1996. The contracts have terms extending through March 2002.

In January 1996 a definitive agreement was reached to acquire Managed Health Network, Inc. ("MHN"), a privately held company providing employee assistance and managed behavioral health programs to more than 2.7 million covered lives through its subsidiaries, in a stock-for-stock, pooling of interests transaction valued at approximately $45 million. Completion of the transaction is subject to certain closing conditions, including approval by the California Department of Corporations. Following the closing, the Company intends to expense the costs related to the merger and to combining MHN with its existing businesses, which costs are expected to total approximately $4.2 million in the quarter in which the transaction is consummated, currently anticipated to be the quarter ended March 31, 1996.

When used in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference the words "estimate", " project", "anticipate", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, in the Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the fiscal year ended June 30, 1995 and in the Risk Factors section of the Proxy Statement/Prospectus contained in the Company's recently filed Registration Statement on Form S-4 (File No. 333-00517) for the acquisition of MHN (which parts of the Form 10-K and Form S-4 are incorporated herein by reference) that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

CONSOLIDATED OPERATING RESULTS

The Company achieved significant increases in revenues and earnings for the quarter and six months ended December 31, 1995 over the same periods in fiscal year 1995. The growth in revenues was primarily driven by commercial enrollment gains, especially from the Company's individual and Medicare risk products, growth in net earned workers' compensation premium revenue due to growth in the number of policies written and delivery of health care services under the Washington/Oregon and Region 6 Contracts.

The Company's selling, general and administrative ("SG&A") expenses in the quarter and six months ended December 31, 1995 increased due primarily to implementation of the additional government contracts in this period compared to only the Washington/Oregon contract in the prior period and continued growth in commercial enrollment in existing service areas and geographic expansion. The increase in the SG&A ratio for the quarter ended December 31, 1995 compared to the prior year quarter is due to continued competitive pricing pressures on commercial products and administrative expenses associated with the additional government contracts.

The effective tax rate decreased for the quarter and six months ended December 31, 1995 as compared with the corresponding periods in the preceding year because of the effect of non-deductible acquisition costs in the preceding year.

As of December 31, 1995, $84.9 million in merger, integration and restructuring costs had been paid or otherwise charged against the $124.8 million accrual recorded in the quarter ended December 31, 1994. Management will continue to review estimates of costs to be incurred during the remainder of the year. The progress of the Plan and the actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used by management in developing the recorded accrual. The Company expects that this restructuring will result in operating cost savings in excess of the amount of the charge.

As a result of the factors described above and the Company's continued focus on cost containment while increasing revenues, the Company's income before income taxes and minority interest increased over the same period in fiscal year 1995.

The Company's ability to expand its business is dependent, in part, on competitive premium pricing and its ability to secure cost-effective contracts with providers. Achieving these objectives is becoming increasingly difficult due to the competitive environment. In addition, the Company's profitability is dependent, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform and pending legislation affecting the way in which managed care companies have historically operated, integration of acquired companies, regulatory changes, health care utilization, new technologies, hospital costs, evolving theories of recovery, major epidemics and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends.

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

                         FOUNDATION HEALTH CORPORATION
                    LINE OF BUSINESS FINANCIAL INFORMATION
               (Dollars in thousands, except per share amounts)

                                                                                                        Quarter Ended
                                                            Quarter Ended December 31, 1995           December 31, 1994
                                                      ----------------------------------------------------------------------
                                                                       Percent     Percent                      Percent
                                                         Amount or     of Total    Increase        Amount or    of Total
                                                          Percent      Revenue    (Decrease)        Percent      Revenue
                                                      -------------   ---------   ----------    -------------  ----------

Revenues:
        Commercial premiums                           $     477,108      62.1 %      18.7 %     $    401,788      67.1 %
        Government contracts                                104,815      13.6       128.0             45,969       7.7
        Specialty services revenue                          158,589      20.7        24.8            127,079      21.2
        Patient service revenue, net                         13,255       1.7        23.7             10,715       1.8
        Investment and other income                          14,218       1.9         9.4             12,998       2.2
                                                      -------------   -------                   ------------   -------
                                                            767,985     100.0        28.3            598,549     100.0
                                                      -------------   -------                   ------------   -------
Expenses:
        Commercial health care services                     375,031      48.8        19.8            312,953       52.3
        Government contracts health care services            64,257       8.4       272.8             17,236        2.9
        Government contracts subcontractor costs              2,599       0.3       (83.2)            15,437        2.6
        Specialty services costs                            140,674      18.3        29.3            108,807       18.2
        Patient service costs                                 8,560       1.1        (0.5)             8,607        1.4
        Selling, general and administrative ("SG&A")         97,301      12.7        30.8             74,393       12.4
        Amortization and depreciation                        14,251       1.9        39.9             10,186        1.7
        Interest expense                                      3,910       0.5        32.4              2,953        0.4
        Acquisition and restructuring costs                                        (100.0)           124,822       20.9
                                                      -------------   -------                   ------------   --------
                                                            706,583      92.0         4.6            675,394      112.8
                                                      -------------   -------                   ------------   --------
Income before income taxes and minority interest             61,402       8.0       n/a              (76,845)     (12.8)
        Provision for income taxes                           19,754       2.6       n/a              (28,070)      (4.7)
        Minority interest                                                          (100.0)               492        0.1
                                                      -------------   -------                   ------------   --------
Net income                                            $      41,648       5.4 %     n/a         $    (49,267)      (8.2) %
                                                      -------------   -------                   ------------   --------
                                                      -------------   -------                   ------------   --------

Earnings per share                                    $        0.72                 n/a         $      (0.90)
                                                      -------------                             ------------
                                                      -------------                             ------------

Weighted average common and common
stock equivalent shares outstanding                      57,954,054                   5.8         54,755,405
                                                      -------------                             ------------
                                                      -------------                             ------------

Operating ratios:
        Commercial loss ratio                                  78.6 %                                   77.9%
        Government contracts ratio                             63.8                                     71.1
        Specialty services ratio                               88.7                                     85.6
        Patient service ratio                                  64.6                                     80.3
        SG&A to total revenues                                 12.7                                     12.4
        Effective tax rate                                     32.2                                     36.5

Enrollment (in thousands):
        Commercial:
                Group and individual                          1,090                  21.9                894
                Medicare risk                                    78                  32.2                 59
                Medicaid                                        122                  (1.6)               124
                                                      -------------                             ------------
                                                              1,290                  19.8              1,077
                                                      -------------                             ------------


        Government:
                CHAMPUS PPO and indemnity                       668                 704.8                 83
                CHAMPUS HMO                                     194                 618.5                 27
                                                      -------------                             ------------
                                                                862                 683.6                110
                                                      -------------                             ------------
                Combined                                      2,152                  81.3              1,187
                                                      -------------                             ------------
                                                      -------------                             ------------






























                                                                                                             Six Months Ended
                                                             Six Months Ended December 31, 1995              December 31, 1994
                                                         ------------------------------------------------------------------------
                                                                          Percent        Percent                        Percent
                                                            Amount or     of Total      Increase           Amount or    of Total
                                                             Percent      Revenue      (Decrease)           Percent     Revenue
                                                         -------------   ---------     ----------         -----------   ---------

Revenues:
        Commercial premiums                              $     936,683        62.8 %         18.2 %       $   792,577       66.4 %
        Government contracts                                   185,834        12.5           97.8              93,947        7.9
        Specialty services revenue                             316,013        21.2           22.8             257,337       21.6
        Patient service revenue, net                            24,930         1.7           24.9              19,964        1.7
        Investment and other income                             26,890         1.8           (7.6)             29,099        2.4
                                                         ---------------   ---------                      -----------   --------
                                                             1,490,350       100.0           24.9           1,192,924      100.0
                                                         --------------    ---------                      -----------   --------
Expenses:
        Commercial health care services                        742,429        49.9          19.2             622,597        52.1
        Government contracts health care services               91,298         6.1         209.6              29,489         2.5
        Government contracts subcontractor costs                20,815         1.4         (51.2)             42,643         3.6
        Specialty services costs                               279,126        18.7          25.1             223,188        18.7
        Patient service costs                                   17,640         1.2           2.2              17,256         1.4
        Selling, general and administrative ("SG&A")           182,330        12.2          24.5             146,483        12.3
        Amortization and depreciation                           27,692         1.8          53.1              18,093         1.5
        Interest expense                                         7,954         0.6          35.7               5,860         0.5
        Acquisition and restructuring costs                                               (100.0)            124,822        10.5
                                                         -------------     -------                        ----------    --------
                                                             1,369,284        91.9          11.3           1,230,431       103.1
                                                         -------------     -------                        ----------    --------
Income before income taxes and minority interest               121,066         8.1         n/a               (37,507)       (3.1)
        Provision for income taxes                              40,013         2.7         n/a               (14,153)       (1.2)
        Minority interest                                                                 (100.0)              2,262         0.2
                                                         -------------     -------                       -----------    --------
Net income                                               $      81,053         5.4 %       n/a           $   (25,616)       (2.1) %
                                                         -------------     -------                       -----------    --------
                                                         -------------     -------                       -----------    --------
Earnings per share                                       $        1.40                     n/a           $     (0.49)
                                                         -------------                                   -----------
                                                         -------------                                   -----------

Weighted average common and common
stock equivalent shares outstanding                         57,692,110                      10.5          52,200,075
                                                         -------------                                    ----------
                                                         -------------                                    ----------

Operating ratios:
        Commercial loss ratio                                     79.3 %                                        78.6 %
        Government contracts ratio                                60.3                                          76.8
        Specialty services ratio                                  88.3                                          86.7
        Patient service ratio                                     70.8                                          86.4
        SG&A to total revenues                                    12.2                                          12.3
        Effective tax rate                                        33.1                                          37.7

COMMERCIAL OPERATIONS

Revenues generated by the Company's commercial operations increased in the quarter and six months ended December 31, 1995 over the same periods in the prior year due in part to an approximate 20% increase in enrollment from existing lines of business and geographic expansion offset by reductions in commercial premium revenue per member due to competitive price pressures.

The Company expects continued pressure from employer groups and government agencies to reduce premiums. Effective July 1, 1995, Medicaid HMO rates in Florida were reduced by approximately 18%, which have affected commercial premium revenues. Health care costs on a per member basis increased slightly for the quarter ended December 31, 1995 as compared to the quarter ended December 31, 1994. The commercial loss ratio increased from 77.9% for the quarter and 78.6% for the six months ended December 31, 1994 to 78.6% for the quarter and 79.3% for the six months ended December 31, 1995. The slight increase in the ratio for the quarter and six months ended December 31, 1995 was due to the continued competitive premium pressures in California offset in part by the greater profitability of the Company's Florida and Arizona HMOs. The
Company believes that the pressures on margins will continue, which may adversely affect the commercial loss ratio; however, the Company will seek to mitigate any increase in the loss ratio by the cost management efforts previously described. In addition, as the Company's Medicare risk business increases, the loss ratio may increase, as historically this product has a higher loss ratio than the Company's other HMO and indemnity insurance businesses.

GOVERNMENT CONTRACTS

Government contracts revenue increased in the quarter and six months ended December 31, 1995 over the same periods in the prior year primarily due to the Washington/Oregon, Region 6 and California/Hawaii Contracts offset by decreases in revenue as a result of expiration of the CHAMPUS Reform Initiative ("CRI") Contract and the Base Realignment and Closure ("BRAC") Contract.

The government contracts ratio improved during the quarter ended December 31, 1995 compared to the quarter ended December 31, 1994. This was due primarily to several of the contracts being in the implementation period. Comparability of the government contracts ratio between periods is dependent on the mix of the contracts that are in the implementation phase versus contracts that are in the health care delivery phase. Administrative expenses relating to both phases are recorded as part of SG&A. Once the delivery of health care services begins the expenses related to health care services are recorded either as government contracts health care services or as government contracts subcontractor costs. The government contracts ratio is expected to increase during the remainder of fiscal year 1996 as a result of a full year of delivery of health care services under the Washington/Oregon Contract and delivery of health care services under the Region 6 Contract which commenced in November 1995 and the California/Hawaii Contract which is scheduled to commence in April 1996.

SPECIALTY SERVICES

Specialty  services  revenues  increased in the quarter  and  six  months  ended
December 31, 1995 over the same periods in the prior year due to increased workers' compensation insurance premiums generated by California Compensation Insurance Company and its subsidiaries ("CalComp"), the Company's workers' compensation insurance subsidiary and to increased revenue generated by the Company's pharmaceutical subsidiary. CalComp's net premium revenue totaled $112 and $217 million for the quarter and six months ended December 31, 1995 compared to $90 and $185 million for the same periods in the prior year, with increases of 24.4% and 17.3%. The increase in CalComp's net premium revenue was a result of growth in the number of new workers' compensation policies written predominately in states outside of California. The premium volume increase was offset in part by a 16% mandatory reduction in the minimum premium rate for all policies in force effective October 1, 1994 and the effect of deregulation in the California workers' compensation market, which allowed premium rates to be set on a competitive basis for new policies written after January 1, 1995. Revenues generated by the pharmaceutical subsidiary totaled $9.4 and $23.6 million for the quarter and six months ended December 31, 1995 as compared with $2.2 and $4.3 million for the comparable periods in the preceding year primarily due to increased pharmaceutical rebate revenue earned. Specialty services costs, which includes health care and administrative costs, increased $31.9 and $55.9 million for the quarter and six months ended December 31, 1995 over the comparable prior year periods principally as a result of an increase in CalComp's workers' compensation business as discussed below and pharmaceutical rebate costs corresponding to the increase rebate revenue.

The specialty services ratio (specialty services costs as a percentage of specialty services revenues) for the quarter and six months ended December 31, 1995 has increased when compared with the same periods in the prior year. Reasons for this change are discussed below.

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

The following table sets forth CalComp's underwriting experience as measured by its combined ratio and its components (computed on a generally accepted accounting principles basis) for the quarters and six months ended December 31, 1995 and 1994:


                                                      December 31,
                                                      -----------
                                                1995               1994
                                          ----------------    ----------------
                                                    Six                 Six
                                                    Months              Months
                                          Quarter   Ended     Quarter   Ended
                                          -------   -----     -------   ------
Loss and loss adjustment expense ratio    64.8%     65.2%     72.6%     67.0%
Underwriting expense ratio                23.4      22.7      13.4      19.4
Policy holder dividend ratio               1.5       2.1       3.3       2.2
                                          -----     -----     -----     -----
Combined ratio                            89.7 %    90.0 %    89.3%     88.6%
                                          -----     -----     -----     -----
                                          -----     -----     -----     -----

CalComp's loss and loss adjustment expense ratio decreased to 64.8% and 65.2% for the quarter and six months ended December 31, 1995, from 72.6% and 67.0% for the comparable periods in 1994. During the quarter, the experience for loss and loss adjustment expenses incurred for accident years 1994 and prior continued to reflect the same favorable overall claim trends that have emerged during the fist three calendar quarters of 1995. For accident year 1995, while Cal Comp has experienced an increase in reported claims, this has been primarily mitigated by a decrease in the average cost per claim, through the use of managed care techniques that reduce the medical component of each claim.

During the quarter and six months ended December 31, 1994, a reclassification was made between losses incurred and underwriting expenses incurred related to Cal Comp's quota share reinsurance agreement.

The policyholder dividend ratio decreased to 1.5% for the quarter ended December 31, 1995 from 3.3% for the comparable quarter in 1994. The decrease in this ratio is due to the pricing changes under California's workers' compensation competitive rating in 1995, as reforms and increased price competition have resulted in lower accrued dividends which are estimated to be paid after a policy expires. This increase in price competition in California in 1995 has resulted in reduced premiums at policy inception in lieu of policyholder dividends paid after policy expiration.

LIQUIDITY AND CAPITAL RESOURCES

The net cash provided by operating activities was $47.9 million for the six months ended December 31, 1995 as compared to net cash provided by operating activities of $147.4 million for the comparable period in fiscal year 1995. The change in the net cash provided by operating activities for the six months ended December 31, 1995 as compared with the same period in the prior year is principally due to timing of the receipt or payment of amounts under government contracts. The Company's cash and investments increased from $795.3 million at June 30, 1995 to $800.6 million at December 31, 1995. The Company invests its cash in investment grade securities.

During fiscal year 1996, the Company expects capital expenditures to approximate $67.8 million, primarily consisting of $47.7 million for the purchase of computer hardware and software systems; $15.3 million for the purchase of furniture and equipment primarily for health care centers and the hospitals; and $4.8 million for other requirements. The Company anticipates the net costs of operating and managing the health care centers for fiscal year 1996 will approximate $20 million, offset in part by health care cost savings anticipated to be realized by the Company's HMOs. Other assets increased over the amount at June 30, 1995 due to increases in pharmacy rebates and trade receivables and the cash surrender value of life insurance policies related to the non-qualified defined benefit pension plans.

In January 1996, the Company's four affiliated independent practice associations ("IPAs") (IPAs each owned by Company-affiliated physicians) were sold to a publicly-traded physician practice management company for a purchase price consisting of cash and a promissory note payable over 10 years. The Company collected notes receivable under the Company's credit agreements with the IPAs in the amount of $10 million in connection with the transaction.

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

In December 1994, the Company established a $300 million unsecured revolving credit agreement with Citicorp USA, Inc. as Administrative Agent for the lenders thereto (the "Credit Agreement"). As of December 31, 1995, the Company has drawn $60 million on the Credit Agreement.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of its business, the Company is a party to claims and legal actions by enrollees, providers and others. The Company's operations are subject to extensive state and federal regulation. Such regulation is subject to change, and the impact of potential changes on the Company's business cannot be determined. There can be no assurance that the Company will be able to obtain or maintain any necessary governmental approvals to continue to implement its business strategy of product growth and geographic expansion. The Company is in the process of seeking accreditation by the National Committee on Quality Assurance ("NCQA") of its Florida HMO operations, which accreditation is a condition of doing business as an HMO in that state. Failure to obtain accreditation within specific time frames could result in suspension of enrollment levels or revocation of licensure, which could have a material adverse effect on the Company's future operations results. Other states and employer groups are increasingly requiring NCQA accreditation as a condition to purchasing health care benefits from managed care companies.



Where the Company provides services under government contracts, the respective federal and state agencies possess significant powers to review, audit and control the contractual relationship. The Company is subject to and currently is undergoing extensive governmental audits and investigations with respect to certain of its Medicaid and Medicare contracts and the operations of its commercial HMO and insurance subsidiaries, including by the federal Health Care Financing Administration ("HCFA"), the California Department of Corporations and various state Departments of Health and Insurance. The Company is subject to federal and state legislation prohibiting activities and arrangements that provide economic inducements for the referral of business or other activities that may be deemed to constitute "fraud or abuse" under government programs. The Company, like many other government contractors, is subject to private lawsuits by persons (generally employees or former employees) who may assert the rights of the government by filing an action under seal if such person purports to have information that the contractor submitted a claim to the government that could be false. Upon filing, the government has the opportunity to intervene and assume control of the case. The Company has been informed of two such complaints; the Company has not seen the complaints as they remain subject to seal. These matters are in the very preliminary stages and the Company is cooperating with, and responding to, the respective government authorities in these actions.

The results of such government audits, investigations or lawsuits, which may continue past the termination of such contracts, may result in reimbursement to the government of amounts previously paid, or the imposition of significant penalties or limitation of marketing under, or cessation of participation in, these programs.

After consulting with legal counsel, the Company believes that any liability that may ultimately be incurred as a result of the claims, legal actions, investigations or audits described above will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

See  "Government  Regulation" and "Legal Proceedings" in  the  Company's  Annual
Report on Form 10-K for the fiscal year ended June 30, 1995, which are incorporated herein by reference, for a further description of audits, investigations, claims and legal proceedings to which the Company and certain of its subsidiaries are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The  Company's Annual Meeting of Stockholders was held on Tuesday, November
     14,  1995.   The matters voted upon and the vote obtained with  respect  to each matter is as follows:

     (i) Election of Directors

     Name                                   Votes For    Votes Withheld
     -----                                  ---------    --------------
     Daniel D. Crowley                      47,500,799    151,293
     David A. Boggs                         47,598,607     53,485
     Jeffrey L. Elder                       47,519,289    132,803
     Earl B. Fowler                         47,596,246     55,846
     Richard W. Hanselman                   47,520,031    132,061
     Ross D. Henderson, M.D.                47,393,555    258,537
     Frank A. Olson                         47,598,484     53,608
     Richard J. Stegemeier                  47,597,499     54,593
     Steven D. Tough                        47,536,896    115,196
     Raymond S. Troubh                      47,580,933     71,159

     (ii) Ratification of Appointment of Deloitte & Touche LLP as Foundation Health Corporation's independent auditors for the fiscal year ended June 30, 1996:

     FOR                                47,593,349
     AGAINST                                30,386
     ABSTAIN                                28,357

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     10.102(1)  -    Agreement and Plan of Reorganization dated as of January 9,
                     1996 by and between Foundation Health Corporation and Managed Health Network, Inc.

     11  -  Earnings Per Share Computation

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by Foundation Health Corporation during the quarter ended December 31, 1995.

     ______________________________________________________________

     (1) Incorporated by reference to Annex 1 of the Proxy Statement/ Prospectus contained in the Company's Registration Statement on Form S-4 (File No. 333-00517).

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FOUNDATION HEALTH CORPORATION


Dated:  February 14, 1996                By: /S/ Jeffrey L. Elder
                                            ---------------------
                                               JEFFREY L. ELDER
                                          SENIOR VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER

                         FOUNDATION HEALTH CORPORATION

                              INDEX TO EXHIBITS

EXHIBIT NO.                                                        PAGE

10.102(1) Agreement and Plan of Reorganization dated as of
          January 9, 1996  by and between Foundation Health
          Corporation and Managed Health Network, Inc. (1)           -


11     Earnings Per Share Computation                                23
_______________________________________________________________________

     (1) Incorporated by reference to Annex 1 of the Proxy Statement/ Prospectus contained in the Company's Registration Statement on Form S-4 (File No. 333-00517).