Form 10-Q
period 1996-03-30
FOUNDATION HEALTH CORPORATION
filed 1996-05-15
CIK 859493

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.   20549

                                    FORM 10-Q
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 31, 1996

                         OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from                to
                                     --------------    --------------

                    Commission File Number     1-10540

                              Foundation Health Corporation
                  -----------------------------------------------------
                  (Exact name of registrant as specified in its charter)

          Delaware                                    68-0014772
- --------------------------------          -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3400 Data Drive, Rancho Cordova, CA                                  95670
- ----------------------------------------                          -----------
(Address of principal executive offices)                           (Zip Code)

                 (916) 631-5000
- ----------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes    X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1996:

Common Stock, $0.01 par value                   58,712,110
- -----------------------------                -----------------
     Class                                   Number of Shares

                        FOUNDATION HEALTH CORPORATION

                              INDEX TO FORM 10-Q

                                                       PAGE

Part I  - Financial Information

      Item 1 - Financial Statements

      Condensed Consolidated Balance Sheets -
          March 31, 1996 and June 30, 1995                                   3

      Condensed Consolidated Statements of Operations for the Quarters
          and Nine Months Ended March 31, 1996 and 1995                      4

      Condensed Consolidated Statements of Cash Flows for the Nine Months
          Ended March 31, 1996 and 1995                                      5

      Notes to Condensed Consolidated Financial Statements                 6 - 8

      Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9 -18

Part II - Other Information

      Item 1 - Legal Proceedings                                         19 - 20
      Item 6 - Exhibits and Reports on Form 8-K                             21

Signature                                                                   22
Index to Exhibits                                                           23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  FOUNDATION HEALTH CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS)

                                                                    March 31,           June 30,
                                                                 ---------------      ------------
                                                                       1996               1995
                                                                 ---------------      ------------
                                                                   (Unaudited)

ASSETS
     Cash and cash equivalents                                   $    99,277       $     203,937
     Investments                                                     690,640             591,341
     Amounts receivable under government contracts                   138,806              81,089
     Reinsurance receivable                                          100,532              98,255
     Premium and patient receivables, net                            135,374             100,727
     Property and equipment, net                                     270,555             230,278
     Goodwill and other intangible assets, net                       413,509             409,342
     Deferred income taxes                                            59,732              65,673
     Other assets                                                    266,815             183,565
                                                                 ---------------      ------------
                                                                 $ 2,175,240       $   1,964,207
                                                                 ---------------      ------------
                                                                 ---------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
     Reserves for claims, losses and loss adjustment expenses    $   792,541       $     700,281
     Notes payable and capital leases                                215,849             180,054
     Amounts payable under government contracts                       44,614              47,584
     Accrued dividends to policyholders                               10,203              16,405
     Other liabilities                                               223,563             262,984
                                                                 ---------------      ------------
                                                                   1,286,770           1,207,308
                                                                 ---------------      ------------
Stockholders' Equity
     Common stock and additional paid-in capital                     529,556             518,671
     Retained earnings                                               367,150             244,249
     Unrealized investment gains and losses, net of taxes             (5,189)             (2,974)
     Common stock held in treasury, at cost                           (3,047)             (3,047)
                                                                 ---------------      ------------
                                                                     888,470             756,899
                                                                 ---------------      ------------
                                                                 $ 2,175,240       $   1,964,207
                                                                 ---------------      ------------
                                                                 ---------------      ------------

       See Notes to Condensed Consolidated Financial Statements



                                 FOUNDATION HEALTH CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                   Quarter Ended March 31,                Nine Months Ended March 31,
                                                ------------------------------          -----------------------------
                                                   1996                1995                1996                1995
                                                ----------          -----------         -----------        -----------
                                                (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)
Revenues:
 Commercial premiums                        $      512,550      $     427,454      $     1,449,233      $    1,220,031
 Government contracts                              147,347             40,889              333,181             134,836
 Specialty services revenue                        178,676            121,882              494,689             379,219
 Patient service revenue, net                       12,185             12,490               37,115              32,454
 Investment and other income                        17,094             12,914               43,984              42,013
                                                 ----------          ---------           ---------           ----------
                                                   867,852            615,629            2,358,202           1,808,553
                                                 ----------          ---------           ---------           -----------

Expenses:
 Commercial health care services                    408,515           330,655            1,150,944             953,252
 Government contracts health care services           98,665            17,308              189,963              46,797
 Government contracts subcontractor costs             4,397            12,859               25,212              55,502
 Specialty services costs                           156,866           102,335              435,992             325,523
 Patient service costs                                9,118             9,076               26,758              26,332
 Selling, general and administrative                110,397            71,632              292,727             218,115
 Amortization and depreciation                       15,490            11,096               43,182              29,189
 Interest expense                                     3,602             2,854               11,556               8,714
 Acquistion and restructuring costs                                                                            124,822
                                                 ----------         ---------           ----------          -----------
                                                    807,050           557,815            2,176,334           1,788,246
                                                 ----------         ---------           ----------          -----------
Income before income taxes and
 minority interest                                   60,802            57,814              181,868              20,307

      Provision for income taxes                     18,954            21,523               58,967               7,370
      Minority interest                                                                                          2,262
                                                  ----------        ----------           ---------            ---------
 Net income                                 $        41,848     $      36,291     $        122,901       $      10,675
                                                  ----------        ----------           ---------            ---------
                                                  ----------        ----------           ---------            ---------


 Earnings per share                         $          0.72     $        0.63     $          2.12        $        0.20
                                                  ----------        ----------           ---------            ---------
                                                  ----------        ----------           ---------            ---------

 Weighted average common and common
 stock equivalent shares outstanding             58,412,472        57,358,480          57,972,132            53,892,518
                                                 -----------       -----------         ----------            ----------
                                                 -----------       -----------         ----------            ----------


                       See Notes to Condensed Consolidated Financial Statements

                       FOUNDATION HEALTH CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)


                                                                   Nine Months Ended March 31,
                                                                 ---------------------------------
                                                                    1996                  1995
                                                                 (Unaudited)          (Unaudited)
                                                                 ---------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $   59,669           $   197,359
                                                                 ---------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                             (61,542)              (68,562)
  Purchases of available for sale investments                      (504,408)             (582,475)
  Sales/maturities of available for sale investments                391,166               591,800
  Purchases of held to maturity investments                          (6,277)              (29,627)
  Maturities of held to maturity investments                         16,270                70,205
  Increase in goodwill, intangibles and other assets                (32,589)              (88,199)
  Acquisition of businesses, net of cash acquired                    (1,813)              (41,874)
                                                                 ---------------      ------------
Net cash used for investing activities                             (199,193)             (148,732)
                                                                 ---------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable and capital leases         42,818                44,175
  Principal payments on notes payable and capital leases            (11,005)              (37,701)
  Proceeds and tax benefits from issuance of common stock
     and exercise of stock options                                   20,608                12,354
  Stock repurchase and other merger related adjustments             (17,557)               (3,047)
                                                                 ---------------      ------------
Net cash provided by financing activities                            34,864                15,781
                                                                 ---------------      ------------
Net (decrease) increase in cash and cash equivalents               (104,660)               64,408

Cash and cash equivalents, beginning of period                      203,937               165,209
                                                                 ---------------      ------------
Cash and cash equivalents, end of period                         $   99,277           $   229,617
                                                                 ---------------      ------------
                                                                 ---------------      ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $    8,603           $     8,389
                                                                 ---------------      ------------
                                                                 ---------------      ------------
  Income taxes paid                                              $    2,112           $    24,317
                                                                 ---------------      ------------
                                                                 ---------------      ------------
  Noncash investing activities:
     Transfer of amounts from held to maturity to available
       for sale                                                  $    9,009           $
                                                                 ---------------      ------------
                                                                 ---------------      ------------
    Acquisition of businesses:
         Assets acquired                                         $   26,090           $   392,509
         Liabilities assumed                                        (13,239)              (49,506)
         Issuance of notes payable                                                         (7,909)
         Issuance of common stock                                    (6,631)             (274,017)
                                                                 ---------------      ------------
         Cash paid                                                    6,220                61,077
         Less cash acquired                                          (4,407)              (19,203)
                                                                 ---------------      ------------
         Net cash paid                                           $    1,813           $    41,874
                                                                 ---------------      ------------
                                                                 ---------------      ------------

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

NOTE 2 - RESTRUCTURING COSTS

In connection with several mergers in November 1994 the Company recorded a charge of $124.8 million to operations during the quarter ended December 31, 1994 which represents the costs of acquiring and consolidating the companies' management information systems and administrative functions and positioning the Company to take advantage of best practices in health care delivery systems and managed care techniques after the mergers. The Company is nearing completion of this restructuring; in the quarter ended March 31, 1996, the Company has re-evaluated the restructuring liabilities as provided in the acquisition and restructuring plan (the "Plan") as originally formulated. As of March 31, 1996, $103.3 million in merger, integration and restructuring costs have been paid or charged against the original $124.8 million accrued in 1994. The Company anticipates that approximately $14.2 million of expenses remain to be incurred, $7.3 million less than the original estimate. This excess reserve has been offset in the quarter ended March 31, 1996 by an approximately equivalent amount of restructuring costs arising from the Company's decision to restructure its operations in the United Kingdom and acquisition and integration costs associated with the merger of Managed Health Network, Inc. ("MHN") in March 1996. The resulting restructuring accrual of $21.5 million at March 31, 1996 is expected to be substantially incurred during the next 90 days.

Management will continue to review estimates of costs to be incurred during the remainder of the year. The progress of the Plan and the actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used by management in developing the recorded accrual.

NOTE 3 - INVESTMENTS

Investments comprised the following (in thousands):


                              March 31, 1996               June 30, 1995
                              --------------               -------------
Available for sale                $660,018                    $541,596
Held to maturity                    30,622                      49,745
                              --------------               -------------
                                  $690,640                    $591,341
                              --------------               -------------
                              --------------               -------------

For purposes of calculating realized gains and losses on sales of investments available for sale, the amortized cost of each investment sold is used.

NOTE 4 - CAPITAL STOCK

The Company has a stock repurchase program to acquire from time to time  up to
5.7 million shares of the Company's common stock in the open market. As of March 31, 1996 the Company had repurchased a total of 1,795,500 shares pursuant to this program. No shares were repurchased during the quarter ended March 31, 1996.

During the quarter ended March 31, 1996 the Company issued 1,055,949 shares for MHN, a privately held company providing employee assistance and managed behavioral health programs to more than 2.7 million covered lives through its subsidiaries, in a stock-for-stock, pooling of interests transaction valued at approximately $45 million. The Company has determined that the impact on prior years financial statements of restatement of the Company's financial statements as a result of the MHN merger would not be significant and therefore, has combined MHN's net assets as of March 6, 1996, the date of acquisition, and results of operations for the month of March 1996 with the Company's consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Foundation Health Corporation (the "Company") is an integrated managed care organization which administers the delivery of managed health care services. The Company's operations consist of three primary lines of business: (i) commercial operations, which includes group, Medicaid, individual and Medicare health maintenance organization ("HMO") and preferred provider organization ("PPO") plans; (ii) government contracts; and (iii) specialty services, which includes managed care products related to workers' compensation insurance, administration and cost-containment and behavioral health, dental, vision and pharmaceutical products and services.

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

In fiscal year 1995, the Company was awarded contracts to establish managed care programs for up to 230,000 CHAMPUS eligible beneficiaries in Washington and Oregon (the "Washington/Oregon Contract") and up to 590,000 CHAMPUS eligible beneficiaries in Oklahoma and most of Arkansas, Louisiana and Texas (the "Region 6 Contract"). Implementation of the Washington/Oregon Contract commenced in September 1994 and the delivery of health care services commenced in March 1995. Implementation of the Region 6 Contract commenced in April 1995 and the delivery of health care services commenced in November 1995. Each of these contracts has a five year term, with annual funding. In August 1995, the Company was awarded a contract to establish a managed care program for up to 720,000 CHAMPUS eligible beneficiaries in California and Hawaii (the "California/Hawaii Contract"). Implementation of the contract commenced in September 1995 and the delivery of health care services commenced in April 1996. This contract has a term of five years, with annual funding. In March 1996, the Company executed the four previously awarded Medicaid contracts with the California Department of Health Services to establish a managed care program to cover approximately 500,000 to 700,000 eligible beneficiaries in four California counties. The Company anticipates that implementation of these contracts will commence in Fall 1996. The contracts have terms extending through March 2002.

As of March 31, 1996, $103.3 million in merger, integration and restructuring costs have been paid or charged against the original $124.8 million accrued in 1994 in connection with several mergers in November 1994. The Company anticipates that approximately $14.2 million of expenses remain to be incurred, $7.3 million less than the original estimate. This excess reserve has been offset in the quarter ended March 31, 1996 by an approximately equivalent amount of restructuring costs arising from the Company's decision to restructure its operations in the United Kingdom and acquisition and integration costs associated with the merger of Managed Health Network, Inc. ("MHN") in March 1996 as discussed below. Management will continue to review estimates of costs to be incurred during the remainder of the year. The progress of the Plan and the actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used by management in developing the recorded accrual. The Company expects that completion of this restructuring will result in operating cost savings in excess of the amount of the charge.

In January 1996, the Board of Directors and management approved a plan to restructure operations of the Company's managed care operations in the United Kingdom. During the quarter ended March 31, 1996, the Company charged $8.8 million to the restructuring accrual for operating losses incurred during the quarter and for the write-off of intangible assets related to the operations. In connection with the restructuring of operations, expected to take up to a year, the Company anticipates that approximately $3.9 million, net of tax, will be needed over the next twelve months to complete the process. This amount is provided for in the Company's restructuring accrual discussed above.

In March 1996, MHN, a privately held company providing employee assistance and managed behavioral health programs to more than 2.7 million covered lives through its subsidiaries, was acquired in a stock-for-stock, pooling of interests transaction valued at approximately $45 million. The Company anticipates that costs related to the merger and combination of MHN with its existing businesses will total approximately $4.6 million. During the quarter ended March 31, 1996, $1.2 million of the $4.6 million was charged against the Company's existing restructuring accrual. The remaining amount will be charged against the restructuring liability over the next two quarters.

When used in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference the words "estimate", " project", "anticipate", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, in the Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the fiscal year ended June 30, 1995 and in the Risk Factors section of the Proxy Statement/Prospectus contained in the Company's recently filed Registration Statement on Form S-4 (File No. 333-00517) for the acquisition of MHN (which parts of the Form 10-K and Form S-4 are incorporated herein by reference) that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CONSOLIDATED OPERATING RESULTS

The Company achieved significant increases in revenues for the quarter and nine months ended March 31, 1996 over the same periods in fiscal year 1995. The growth in revenues was primarily driven by commercial enrollment gains, especially from the Company's individual, Medicaid and Medicare risk products, growth in net earned workers' compensation premium revenue due to growth in the number of policies written, and increased government contracts revenue related to delivery of health care services under the Washington/Oregon and Region 6 Contracts.

The Company's selling, general and administrative ("SG&A") expenses in the quarter and nine months ended March 31, 1996 increased due primarily to implementation of the additional government contracts in this period compared to only the Washington/Oregon contract in the prior period and continued growth in commercial enrollment in existing service areas and geographic expansion. The increase in the SG&A ratio for the quarter ended March 31, 1996 compared to the prior year quarter is due to continued competitive pricing pressures on commercial products and administrative expenses associated with the additional government contracts.

The effective tax rate decreased for the quarter and nine months ended March 31, 1996 as compared with the corresponding periods in the preceding year because of the effect of non-deductible acquisition costs in the preceding year (which caused a higher than normal rate) and the effect of net operating loss carryforwards which became available during the current period (which caused a lower than normal rate). As a result of additional net operating loss carryforwards that are anticipated to become available in the fourth quarter management anticipates that a further decrease in the effective tax rate will occur in the quarter.

As a result of the factors described above and the Company's continued focus on cost containment while increasing revenues, the Company's income before income taxes and minority interest increased over the same period in fiscal year 1995.

The Company's ability to expand its business and maintain adequate profitability is dependent, in part, on competitive premium pricing and its ability to secure cost-effective contracts with providers. Achieving these objectives is becoming increasingly difficult due to the competitive environment. In addition, the Company's profitability is dependent, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform and pending legislation affecting the way in which managed care companies have historically operated, integration of acquired companies, regulatory changes, health care utilization, new technologies, hospital costs, evolving theories of recovery, major epidemics and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends.

LINE OF BUSINESS REPORTING

The Company operates in a single industry segment, managed health care. The following table presents financial information reflecting the Company's operations by its three primary lines of business: (i) commercial operations;
(ii) government contracts; and (iii) specialty services.

                        FOUNDATION HEALTH CORPORATION
                   LINE OF BUSINESS FINANCIAL INFORMATION
                (Dollars in thousands, except share amounts)

                                                                                         Quarter Ended
                                             Quarter Ended March 31, 1996               March 31, 1995
                                        ----------------------------------------    ---------------------------
                                                            Percent    Percent                         Percent
                                          Amount or         of Total   Increase      Amount or         of Total
                                           Percent          Revenue    (Decrease)     Percent           Revenue
                                        ------------       ---------   ----------    ----------        --------
Commercial premiums                     $    512,550          59.1%     19.9%        $  427,454          69.4%
Government contracts                         147,347          17.0     260.4             40,889           6.6
Specialty services revenue                   178,676          20.6      46.6            121,882          19.8
Patient service revenue, net                  12,185           1.4      (2.4)            12,490           2.0
Investment and other income                   17,094           2.0      32.4             12,914           2.1
                                        ------------       ---------                 ----------        --------
                                             867,852         100.0      41.0            615,629         100.0
                                        ------------       ---------                 ----------        --------


Commercial health care services              408,515          47.1      23.5            330,655          53.7
Government contracts health care services     98,665          11.4     470.1             17,308           2.8
Government contracts subcontractor costs       4,397           0.5     (65.8)            12,859           2.1
Specialty services costs                     156,866          18.1      53.3            102,335          16.6
Patient service costs                          9,118           1.1       0.5              9,076           1.5
Selling, general and administrative ("SG&A") 110,397          12.7      54.1             71,632          11.6
Amortization and depreciation                 15,490           1.0      39.6             11,096           1.8
Interest expense                               3,602           0.4      26.2              2,854           0.5
Acquisiton and restructuring costs                 -                     n/a                  -           n/a
                                        ------------       ---------                 ----------        --------
                                             807,050          93.0      44.7            557,815          90.6
                                        ------------       ---------                 ----------        --------
Income before income taxes and minority
  interest                                    60,802           7.0       n/a             57,814           9.4
Provision for income taxes                    18,954           2.2       n/a             21,523           3.5
Minority interest                                                        n/a                                -
                                        ------------       ---------                 ----------        --------
Net income                             $      41,848           4.8 %     n/a         $   36,291            5.9%
                                        ------------       ---------                 ----------        --------
                                        ------------       ---------                 ----------        --------
Earnings per share                     $        0.72                     n/a         $     0.63
                                        ------------                                 ----------
                                        ------------                                 ----------

Weighted average common and common
stock equilvalant shares outstanding      58,412,472                     1.8         57,358,480
                                        ------------                                 ----------
                                        ------------                                 ----------

Operating ratios:
Commercial loss ratio                          79.7%                                       77.4%
Government contracts ratio                     69.9                                        73.8
Specialty services ratio                       87.8                                        84.0
Patient service ratio                          74.8                                        72.7
SG&A to total revenues                         12.7                                        11.6
Effective tax rate                             31.2                                        37.2

Enrollment (in thousands):
Commercial:
  Group and individual                        1,163                     24.4                935
  Medicare risk                                  85                     30.8                 65
  Medicaid                                      159                     32.5                120
                                        ------------                                 ----------
                                              1,407                     25.6              1,120
                                        ------------                                 ----------
Government:
  CHAMPUS PPO and indemnity                     629                    657.8                 83
  CHAMPUS HMO                                   233                    763.0                 27
                                        ------------                                 ----------
                                                862                    683.6                110
                                        ------------                                 ----------
  Combined                                    2,269                     84.5%             1,230
                                        ------------                                 ----------
                                        ------------                                 ----------


                                                                                               Nine Months Ended
                                                  Nine Months Ended March 31, 1996                March 31, 1995
                                                --------------------------------------   -----------------------------
                                                                 Percent     Percent                         Percent
                                                Amount or        of Total    Increase      Amount or         of Total
                                                  Percent         Revenue    (Decrease)     Percent          Revenue
                                                -----------     ---------    ---------    -----------       ---------
Commercial premiums                             $ 1,449,233         61.5%       18.8 %    $ 1,220,031          67.5%
Government contracts                                333,181         14.1       147.1          134,836           7.5
Specialty services revenue                          494,689         21.0        30.4          379,219          21.0
Patient service revenue, net                         37,115          1.6        14.4           32,454           1.8
Investment and other income                          43,984          1.9         4.7           42,013           2.3
                                                -----------     ---------                 -----------       ---------
                                                  2,358,202        100.0        30.4        1,808,553         100.0
                                                -----------     ---------                 -----------       ---------
Commercial health care services                   1,150,944         48.8        20.7          953,252          52.7
Government contracts health care services           189,963          8.1       305.9           46,797           2.6
Government contracts subcontractor costs             25,212          1.1       (54.6)          55,502           3.1
Specialty services costs                            435,992         18.5        33.9          325,523          18.0
Patient service costs                                26,758          1.1         1.6           26,332           1.5
Selling, general and administrative ("SG&A")        292,727         12.4        34.2          218,115          12.1
Amortization and depreciation                        43,182          1.8        47.9           29,189           1.6
Interest expense                                     11,556          0.5        32.6            8,714           0.4
Acquisiton and restructuring costs                        -                   (100.0)         124,822           6.9
                                                -----------     ---------                 -----------       ---------
                                                  2,176,334         92.3        21.7        1,788,246          98.9
                                                -----------     ---------                 -----------       ---------
Income before income taxes and minority
  interest                                          181,868          7.7         n/a           20,307           1.1
Provision for income taxes                           58,967          2.5         n/a            7,370           0.4
Minority interest                                                             (100.0)           2,262           0.1
                                                -----------     ---------                 -----------       ---------
Net income                                      $   122,901          5.2%        n/a      $    10,675           0.6 %
                                                -----------     ---------                 -----------       ---------
                                                -----------     ---------                 -----------       ---------
Earnings per share                              $      2.12                      n/a      $      0.20
                                                -----------                               -----------
                                                -----------                               -----------
Weighted average common and common
stock equilvalant shares outstanding             57,972,132                      7.6       53,892,518
                                                -----------                               -----------
                                                -----------                               -----------
Operating ratios:
Commercial loss ratio                                  79.4%                                     78.1%
Government contracts ratio                             64.6                                      75.9
Specialty services ratio                               88.1                                      85.8
Patient service ratio                                  72.1                                      81.1
SG&A to total revenues                                 12.4                                      12.1
Effective tax rate                                     32.4                                      36.3

COMMERCIAL OPERATIONS

The Company achieved significant increases in revenues for the quarter and the nine months ended March 31, 1996 over the same periods in the prior year due in part to an approximate 26% increase in enrollment from existing lines of business and geographic expansion offset by reductions in commercial premium revenue per member due to continued competitive price pressures.

The Company expects continued pressure from employer groups and government agencies to reduce premiums. Effective July 1, 1995, Medicaid HMO rates in Florida were reduced by approximately 18%, which have affected commercial premium revenues. Health care costs on a per member basis increased slightly for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. The commercial loss ratio increased from 77.4% for the quarter and 78.1% for the nine months ended March 31, 1995 to 79.7% for the quarter and 79.4% for the nine months ended March 31, 1996. The increase in the ratio for the quarter and nine months ended March 31, 1996 was due to the continued competitive premium pressures and increased health care costs. The Company believes that commercial premiums will continue to increase at lower rates than it has experienced historically, or will be lower than current rates which may adversely affect the commercial loss ratio. The Company continues to seek to mitigate the effects of premium pressures by continued health care cost containment efforts. In addition, as the Company's Medicare risk business increases, the loss ratio may increase, as historically this product has a higher loss ratio than the Company's other commercial products.

GOVERNMENT CONTRACTS

Government contracts revenue increased in the quarter ended March 31, 1996 over the same period in the prior year primarily due to revenues generated by the Washington/Oregon, Region 6, California/Hawaii, and the previously expired CHAMPUS Reform Initiative ("CRI") contracts. The CRI increase was due to revenue adjustments recognized during the quarter ended March 31, 1996. These increases were offset by the expiration of the Base Realignment and Closure ("BRAC") Contract. Government contracts revenue increased in the nine months ended March 31, 1996 over the same period in the prior year primarily due to revenues generated by the Washington/Oregon, Region 6 and California/Hawaii Contracts offset by decreases in revenue as a result of expiration of CRI and the BRAC Contracts.

The government contracts ratio improved during the quarter and nine months ended March 31, 1996 compared to the same periods in the preceding year.
This was due primarily to several of the contracts being in the implementation period. Comparability of the government contracts ratio between periods is dependent on the mix of the contracts that are in the implementation phase versus contracts that are in the health care delivery phase. Administrative expenses relating to both phases are recorded as part of selling, general and administrative costs. Once the delivery of health care services begins, however the expenses related to health care services are recorded either as government contracts health care services or as government contracts subcontractor costs. The government contracts ratio is expected to increase during the remainder of fiscal year 1996 and into fiscal year 1997 as all three CHAMPUS contracts will be delivering health care services during the entire fiscal year as compared to staggered implementation during the current fiscal year. Health care services commenced in March 1995 under the Washington/Oregon Contract, in November 1995 under the Region 6 Contract and in April 1996 under the California/Hawaii Contract.

SPECIALTY SERVICES

Specialty services revenues increased in the quarter and nine months ended March 31, 1996 over the same periods in the prior year due to increased insurance premiums generated by California Compensation Insurance Company and its subsidiaries (collectively "CalComp"), the Company's workers' compensation insurance subsidiaries and to increased revenue generated by the Company's pharmaceutical subsidiary. CalComp's net premium revenue totaled $126 million and $344 million for the quarter and nine months ended March 31, 1996 compared to $85 million and $270 million for the same periods in the prior year, with increases of 48% and 27%, respectively. The increase in CalComp's net premium revenue was a result of growth in the number of new workers' compensation policies written predominately in states outside of California. The premium volume increase was offset in part by a 16% mandatory reduction in the minimum premium rate for all policies in force effective October 1, 1994 and the effect of deregulation in the California workers' compensation market, which allowed premium rates to be set on a competitive basis for new policies written after January 1, 1995. Revenues generated by the pharmaceutical subsidiary totaled $12.5 million and $36.1 million for the quarter and nine months ended March 31, 1996 as compared with $3.0 million and $7.3 million for the comparable periods in the preceding year primarily due to increased pharmaceutical rebate revenue earned. Specialty services costs, which includes health care and administrative services costs, increased $54.5 million and $110.5 million for the quarter and nine months ended March 31, 1996 over the comparable prior year periods principally as a result of an increase in CalComp's workers' compensation business as discussed below and pharmaceutical rebate costs corresponding to the increased rebate revenue.

The specialty services ratio (specialty services costs as a percentage of specialty services revenues) for the quarter and nine months ended March 31, 1996 has increased when compared with the same periods in the prior year. Reasons for this change are primarily related to the workers' compensation business as discussed below.

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

The following table sets forth CalComp's underwriting experience as measured by its combined ratio and its components for the quarters and nine months ended March 31, 1996 and 1995:

                                                    March 31,
                                              1996           1995
                                          ------------------------------
                                                   Nine            Nine
                                                   Months          Months
                                          Quarter  Ended  Quarter  Ended
                                          ------- ------  -------  -------
Loss and loss adjustment expense ratio    63.1%    64.4%   62.4%    65.4%
Underwriting expense ratio                26.5     24.1    19.8     19.4
Policy holder dividend ratio                .7      1.6    (0.7)     1.3
                                          ------- ------  -------  -------
Combined ratio                            90.3%    90.1%   81.5%    86.1%
                                          ------- ------  -------  -------
                                          ------- ------  -------  -------

The loss and loss adjustment expense ratio for the quarter ended March 31, 1996 was consistent with the ratio for the same period in the prior year. During the quarter, Cal Comp's loss and loss adjustment expense reserve estimates for prior accident years decreased by $10.8 million. The amount represents 8.6% of net premiums earned for the quarter. The 1996 accident year loss and loss adjustment expense ratio for the quarter was 71.7%. As premium volume has increased the number of reported claims has increased. This increase in frequency from higher premium volume has been offset by a reduction in the average cost of both new as well as closed claims. The lower severity is attributable to increased utilization of managed care techniques, specifically medical management, network utilization and return to work programs which have helped to contribute to an 18% reduction in the average cost of closed claims for accident year 1996 as compared to accident year 1995 at the comparable stage of development.

The underwriting ratio has increased for the quarter and nine months ended March 31, 1996 as compared to the same periods in the prior year as a result of the decrease in the average premium earned due the open rating environment which was offset by a decrease in the average commissions paid to its brokers on new and renewal insurance policies in California.

The policy dividend ratio for the quarter continues to be affected by the decrease in the number of policies written on a participating basis. The reduction in participating policies written lowers the potential policyholder dividend liability which is based on claims experience and paid after the policy has expired.

LIQUIDITY AND CAPITAL RESOURCES

The net cash provided by operating activities was $59.7 million for the nine months ended March 31, 1996 as compared to net cash provided by operating activities of $197.4 million for the comparable period in fiscal year 1995. The change is principally due to timing of the receipt or payment of amounts under government contracts as revenues are received monthly in arrears under the current CHAMPUS contracts, while previously some contracts were prepaid. These changes have also significantly increased the current receivables under government contracts and had the impact of decreasing cash and investments from $795.3 million at June 30, 1995 to $789.9 million at March 31, 1996.
The Company invests its cash in investment grade securities.

During fiscal year 1996, the Company expects capital expenditures to approximate $67.8 million, primarily consisting of $47.7 million for the purchase of computer hardware and software systems; $15.3 million for the purchase of furniture and equipment primarily for health care centers and the hospitals; and $4.8 million for other requirements. For the nine months ended March 31, 1996, capital expenditures totaled approximately $61.5 million. The Company anticipates the net costs of operating and managing the health care centers for fiscal year 1996 will approximate $20 million, offset in part by health care cost savings anticipated to be realized by the Company's HMOs. Other assets increased over the amount at June 30, 1995 due to increases in pharmacy rebates, trade receivables and the cash surrender value of life insurance policies related to the non-qualified defined benefit pension plans.

In January 1996, the Company's four California affiliated independent practice associations ("IPAs") (i.e., owned by Company-affiliated physicians) were sold to a publicly-traded physician practice management company for a purchase price consisting of cash and a promissory note payable over 10 years. Notes receivable under the Company's credit agreements with the IPAs in the amount of $10 million were repaid to the Company in connection with the transaction.

As of March 31, 1996, the Company has used approximately $24 million of the Company's $60 million tax-retention operating lease financing with NationsBank of Texas, N.A., as Administrative Agent for the lenders thereto and First Security Bank of Utah, N.A., as Owner Trustee (the "TROL" financing), for the construction of four health care centers.

In December 1994, the Company established a $300 million unsecured revolving credit agreement with Citicorp USA, Inc. as Administrative Agent for the lenders thereto (the "Credit Agreement"). As of March 31, 1996, the Company has drawn $60 million on the Credit Agreement, $40 million of which was drawn during the nine months ended March 31, 1996, none of which was drawn in the quarter ended March 31, 1996.

Certain of the Company's subsidiaries must comply with minimum capital and surplus requirements under applicable state HMO and insurance laws and regulations, and must have adequate reserves for claims incurred but not yet
reported and claims payments.   Certain subsidiaries must maintain ratios of
current assets to current liabilities of 1:1 pursuant to certain government contracts. The Company believes it is in compliance with these contractual and regulatory requirements in all material respects.

Certain of the Company's subsidiaries are required to maintain reserves to cover their estimated ultimate liability for claims, losses and loss adjustment expenses with respect to reported and unreported claims incurred. These reserves are estimates of future costs based on various assumptions. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience, which in the past has resulted and in the future could result in loss reserves being too high or too low. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicial administration of claims, medical costs and other factors. Future loss development or governmental regulators could require reserves for prior periods to be increased, which would adversely impact earnings in future periods. In light of present facts and current legal interpretations, management believes that adequate provisions have been made for claims and loss reserves.

Management of the Company continually evaluates opportunities to expand the Company's commercial, government, insurance and specialty services operations; however, the Company currently has no material commitments for future use of its current or expected levels of available cash resources except as described above. The Company's expansion options may include additional acquisitions and internal development of new products and programs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is a party to claims and legal actions by enrollees, providers and others. The Company's operations are subject to extensive state and federal regulation. Such regulation is subject to change, and the impact of potential changes on the Company's business cannot be determined. There can be no assurance that the Company will be able to obtain or maintain any necessary governmental approvals to continue to implement its business strategy of product growth and geographic expansion. The Company is in the process of seeking accreditation by the National Committee on Quality Assurance ("NCQA") of its Florida HMO operations, which accreditation is a condition of doing business as an HMO in that state. Failure to obtain accreditation within specific time frames could result in suspension of enrollment levels or revocation of licensure, which could have a material adverse effect on the Company's future operating results. Other states and employer groups are increasingly requiring NCQA accreditation as a condition to purchasing health care benefits from managed care companies.

Where the Company provides services under government contracts, the respective federal and state agencies possess significant powers to review, audit and control the contractual relationship. The Company is subject to and currently is undergoing extensive governmental audits and investigations with respect to certain of its Medicaid and Medicare contracts and the operations of its commercial HMO and insurance subsidiaries, including by the federal Health Care Financing Administration, the California Department of Corporations and various state Departments of Health and Insurance. The Company is subject to federal and state legislation prohibiting activities and arrangements that provide economic inducements for the referral of business or other activities that may be deemed to constitute "fraud or abuse" under government programs. The Company, like many other government contractors, is subject to private lawsuits by persons (generally employees or former employees) who may assert the rights of the government by filing an action under seal if such person purports to have information that the contractor submitted a claim to the government that could be false. Upon filing, the government has the opportunity to intervene and assume control of the case. The Company has been informed of two such complaints; the Company has not seen the complaints as they remain subject to seal. The Company has been informed that the government will not intervene at the current time on one such filed complaint. The remaining matter is in the very preliminary stages and the Company is cooperating with, and responding to, the respective government authorities in that action.

The results of government audits, investigations or lawsuits, which may continue past the termination of such contracts, may result in reimbursement to the government of amounts previously paid, the imposition of significant penalties or limitation of marketing under, or cessation of participation in, these programs.

With respect to the Securities and Exchange Commission ("SEC") investigation commencing in August 1992 regarding trading in the common stock of Century Medicorp, Inc. ("CMC") and the Company prior to the announcement of the merger of CMC with the Company, on April 29, 1996, the SEC staff advised the Company that it has closed, without recommending any action, its investigation concerning the CMC merger insofar as it pertains to the Company.

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

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by Foundation Health Corporation during the quarter ended March 31, 1996.

     ______________________________________________________________

     (1) Incorporated by reference to Annex 1 of the Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4 ( File No. 333-00517).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FOUNDATION HEALTH CORPORATION


Dated: May 14,1996          By:   JEFFREY L. ELDER
                                  JEFFREY L. ELDER
                             SENIOR VICE PRESIDENT AND
                             CHIEF FINANCIAL OFFICER

                        FOUNDATION HEALTH CORPORATION

                              INDEX TO EXHIBITS

EXHIBIT NO.                                                                PAGE
10.102(1) -  Agreement and Plan of Reorganization dated as of January 9,
             1996 by and between Foundation Health Corporation and Managed
             Health Network, Inc. (1)                                         -

11   Earnings Per Share Computation                                          24
______________________________________________________________________

     (1) Incorporated by reference to Annex 1 of the Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4 ( File No. 333-00517).