Form 10-K
period 1996-06-30
FOUNDATION HEALTH CORPORATION
filed 1996-09-03
CIK 859493

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                          OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                             COMMISSION FILE NO. 1-10540

                            FOUNDATION HEALTH CORPORATION
                (Exact name of Registrant as specified in its charter)

           DELAWARE                                   68-0014772
(State or other jurisdictionof                      (I.R.S. Employer
incorporation or organization)                     Identification No.)
3400 DATA DRIVE, RANCHO CORDOVA, CA                        95670
(Address of principal executive office)                 (Zip Code)


                 Registrant's telephone number, including area code:
                                    (916) 631-5000

             Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock $.01 par value             New York Stock Exchange, Inc.

             Securities registered pursuant to Section 12(g) of the Act:
                                         NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X Yes      No
                                         ---    ---
    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. /X/
                            ----
    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on August 29, 1996 as reported on the New York Stock Exchange Composite Tape was approximately $1,770,627,271.

    As of August 29, 1996, the Registrant had 58,960,724 shares of Common Stock outstanding and entitled to vote in the election of directors.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the following document are incorporated by reference to Part III of this Form 10-K Report: Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders.

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

    The Company's business plan has the following primary objectives:

    (i) Increase enrollment of covered medical risk lives (including Medicare, Medicaid and CHAMPUS lives);

    (ii) Achieve significant market share in commercial, government and specialty services managed care products in the markets the Company serves;

    (iii) Differentiate the Company's products by providing a system of quality, accessible health care services for the Company's members; and

    (iv) Create administrative processes that, when measured against standards of performance, reflect outstanding service and create satisfied and long-term provider and customer relationships.

EXPANSION AND DIVESTITURE OF OPERATIONS

    The Company continually evaluates opportunities to expand its business and considers whether to divest or cease offering the products of certain of its businesses. These opportunities may include acquisitions or dispositions of a specialty services managed care product, insurance and HMO operations or affiliated provider relationships. The Company also devotes significant attention to internal development of new products and techniques for the containment of health care costs, the measurement of the outcomes and efficiencies of health care delivered and the management of health care delivery systems.

    On August 31, 1995, the Company and Thomas-Davis Medical Centers, P.C. ("TDMC") acquired Tucson Medical Associates, Ltd., an Arizona based physician group, to enhance the number of physician providers of TDMC to provide greater access for the Company's HMO members in Arizona.

    On March 6, 1996, the Company acquired Managed Health Network, Inc. and its subsidiaries (collectively, "MHN"), which provide behavioral health managed care programs, both on an at-risk and administration only basis, including employee assistance programs. The Company is integrating the operations of MHN with those of Foundation Health PsychCare Services, Inc., its behavioral health subsidiary.

    The Company has revised its strategy of creating proprietary networks of independent practice associations ("IPAs"), which contract with physicians to provide medical services to the Company's members, and establishing affiliated medical groups which operated from Company owned and managed health care centers. This change in strategy was due to the emergence of large, competitive physician management companies with the necessary size and expertise to manage provider networks and the required reporting and information systems. In January 1996, FPA Medical Management, Inc. ("FPA"), a national health care management services organization, purchased three California IPAs affiliated with the Company. On June 28, 1996, the Company sold its Florida and Arizona IPAs to FPA. Also on June 28, 1996, the Company executed a Stock and Note Purchase Agreement with FPA for the purchase by FPA of the Company's physician practice management operations and affiliated medical groups in California ("Foundation Health Medical Group, Inc.") and Arizona ("Thomas-Davis Medical Centers, P.C."). This transaction is subject to customary closing conditions, including regulatory and FPA stockholder approval. As part of these transactions, the Company's affiliated health plans have entered into 20-year provider agreements with the IPAs and medical groups to ensure that the Company's enrollees have continued and uninterrupted access to the providers of the medical groups and IPAs. See Note 1 of Notes to Consolidated Financial Statements.

    On June 28, 1996, the Company acquired the minority interest in its Intergroup of Utah HMO operations and sold to the minority owner the Company's interest in Premier Medical Networks in Utah.

COMMERCIAL MANAGED CARE

 MEDICAL HMO AND PPO. The Company owns medical HMO subsidiaries which operate in Arizona, California, Colorado, Florida, Louisiana, Oklahoma, Texas and Utah. The HMOs provide comprehensive health care coverage for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. The Company's insurance subsidiaries have established PPOs products. PPOs are generally a network of health care providers which offer their services to health care purchasers, such as insurers and self-funded employers. PPO enrollees choose their medical care from among the various contracting providers or choose a non-contracting provider and are reimbursed on a traditional indemnity plan basis after reaching an annual deductible. The Company assumes both underwriting and administrative expense risk in return for the premium revenue it receives from its medical HMO and PPO products. The HMOs and PPOs have contractual arrangements with health care providers for the delivery of health care to the Company's enrollees. Cost-effective delivery of health care services by such providers is achieved through appropriate use of health care services, emphasizing preventive health care services and encouraging the reduction of unnecessary hospitalization and other services. The Company's California HMO was awarded four Medicaid contracts, and is subcontractor under two other contracts, in California to deliver managed care to up to 616,000 Medicaid beneficiaries. Implementation of these programs commenced in fiscal year 1996 with delivery of health care services currently anticipated to commence during fiscal year 1997.

    The following chart describes the Company's commercial HMO and insured PPO membership by state and product:

                     COMMERCIAL HMO AND INSURED PPO MEDICAL LIVES
                                    JUNE 30, 1996
                                    (IN THOUSANDS)


       STATE                       GROUP AND  MEDICARE
                                  INDIVIDUAL      RISK  MEDICAID     TOTAL
    Arizona                              313        40         7       360
    California                           577        21       199       797
    Colorado                              33         0         0        33
    Florida                               69        26        19       114
    Louisiana                             23         0         0        23
    Oklahoma                               2         0        25        27
    Texas                                 24         0         0        24
    Utah                                  87         0        10        97
    Other                                 67         0         0        67
                                         ---       ---       ---       ---
    Total                              1,195        87       260     1,542
                                       -----       ---       ---     -----
                                       -----       ---       ---     -----

 PROVIDER ARRANGEMENTS. The Company's medical HMOs arrange for the delivery of health care services to their enrollees by contracting with physicians, either directly or through IPAs and medical groups, hospitals and other health care providers for a defined range of health services, including primary and specialty care and outpatient diagnostic services. Each enrollee's primary care physician plays a significant role in cost-control by practicing preventive medicine and managing the use of specialty physicians, hospitals and ancillary providers. The Company pays for health care services provided by IPAs and medical groups on a capitated basis or pursuant to discounted fee-for-service arrangements. Under capitation arrangements, the Company pays the IPA or medical group a fixed amount per member per month to cover the payment of all or most medical services regardless of utilization, which transfers the risk of certain health care costs to the provider organization. The Company also uses various risk sharing and incentive arrangements to manage further the cost of providing health care. The Company contracts for hospital services under a variety of arrangements including capitation, per diem, discounted fee-for-service and case rate arrangements.

 CONTROL OF HEALTH CARE COSTS. The profitability of the Company depends on its ability to effectively control health care costs. Advances in medical technologies, inflation, increasing hospital costs, the occurrence of major epidemics and numerous other external factors, including the aging of the population and other demographic characteristics affecting the delivery of health care, may affect the ability of HMOs, including the Company's HMOs, to predict and control health care costs.

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

 RISK MANAGEMENT. In addition to the Company's cost control systems, the use of medical underwriting criteria is an integral part of its risk management efforts. In addition, the Company mitigates part of the risk of catastrophic losses by maintaining reinsurance coverage for annual hospital costs incurred in the treatment of an enrollee's illness. The Company believes that its reinsurance policies significantly limit, at a reasonable premium cost, the risk of catastrophic costs incurred by its enrollees. The Company also maintains general liability, property, fidelity, and managed care professional liability, errors and omissions and directors and officers insurance coverage in amounts the Company believes to be adequate. The Company requires contracting physicians, physician groups, dentists, hospitals and ancillary providers to maintain malpractice insurance coverage in amounts customary in the industry.

 QUALITY MANAGEMENT. The Company's HMOs have programs to evaluate the quality and appropriateness of care provided to its enrollees. The providers participate in quality management programs through peer review procedures conducted with the Company's medical directors. These procedures involve reviews of the tests, types of treatment and procedures performed for specific diagnoses as well as reviews of aggregate data. When considering whether to contract with a provider, the Company's HMOs conduct a credentialling evaluation of the applicant, including licensure, board certification, residency program completion, malpractice claims history and ability to accommodate enrollment demands. The Company's HMOs have customer service departments that work directly with enrollees to respond to their concerns and have grievance procedures to investigate and resolve enrollees' complaints. The Company's HMOs also conduct periodic surveys to assess enrollees' satisfaction with the health care delivery system, health care received and responsiveness to enrollees' needs.

 MANAGED CARE INDEMNITY PRODUCTS. Through the Company's indemnity insurance subsidiaries, the Company expands the managed care options for enrollees by making available PPO, point-of-service and other insured managed care products, including certain specialty services insured products. These companies also offer group term and dependent life, accidental death and dismemberment and long-term disability coverage.

SPECIALTY SERVICES MANAGED CARE

    The Company is utilizing its experience in managing HMOs to apply managed care concepts to areas such as dental, vision, prescription drugs, behavioral health, workers' compensation insurance and administration and ancillary services. This assists employers and other payers in meeting cost-containment and integration of benefits goals both on an insured and self-funded basis. The Company believes that offering a continuum of integrated managed care products and selling them across broad product lines will result in new sources of revenue, will increase membership in existing employer groups and will enable the Company to sell its integrated products to new employer groups. The Company's specialty services managed care operations consist of the following groups:

     DENTAL. DentiCare of California, Inc. ("DentiCare"), the Company's dental HMO, offers prepaid commercial and Medicaid dental care services. DentiCare served approximately 473,000 enrollees as of June 30, 1996.

     VISION. Foundation Health Vision Services dba AVP Vision Plans ("AVP"), the Company's vision HMO, offers prepaid vision services in the major metropolitan areas of California. AVP served approximately 331,000 enrollees as of June 30, 1996.

     BEHAVIORAL HEALTH. Foundation Health PsychCare Services, Inc. and MHN provide managed care behavioral health, employee assistance and substance abuse programs on both an insured and self-funded basis to employers, governmental entities and other payers throughout the United States through a network of contracted providers. These companies provided services to approximately 6.6 million eligible beneficiaries as of June 30, 1996.

     WORKERS' COMPENSATION SERVICES. The Company applies its managed care concepts, such as use of specialized preferred provider networks and utilization review, to the operations of its workers' compensation subsidiaries, California Compensation Insurance Company ("CalComp"), Business Insurance Company ("BICO") and Combined Benefits Life Insurance Company ("CBLIC"), which had estimated aggregate annual premiums in force at June 30, 1996 of over $585 million. These subsidiaries expand the Company's workers' compensation products to include insured risk products, permit the Company to apply its managed care expertise to reduce the medical costs associated with workers' compensation claims and enable the Company to develop and market "24 hour" risk or "Combined Care" products covering employees for medical care both on and off the job. The Company provides third party administration of workers' compensation claims primarily to self-insured employers, and operates a medical review and cost-containment business for the workers' compensation industry primarily within California.

     PHARMACEUTICAL MANAGED CARE SERVICES. Integrated Pharmaceutical Services ("IPS"), the Company's pharmaceutical subsidiary, provides pharmaceutical managed care services, including a national pharmacy network and formulary, pharmacy adjudication and claims processing services, to reduce enrollees and employer groups health care costs. IPS is also developing disease state management projects with pharmaceutical manufacturers to enable outcomes research and information to enhance the quality of care provided to the Company's enrollees.

     SELF-FUNDED PRODUCTS. The Company has developed self-funded products, including a provider network, for employers who desire the cost containment aspects of an HMO product but who want to self-insure the health care cost risk. The Company's third party administration subsidiaries provide administrative only arrangements, including utilization review, managed care and claims administration services to employer groups and to medical groups and IPAs that are paid on a capitated, at-risk basis.

GOVERNMENT CONTRACTS

    The Company, through Foundation Health Federal Services, Inc. ("FHFS"), its government contracts subsidiary, administers large, multi-year managed care government programs. FHFS subcontracts to affiliated and unrelated third parties the administration and health care risk of parts of these contracts. These programs include: (i) a CHAMPUS managed care contract in Washington and Oregon (the "Washington/Oregon Contract") to provide health care services to approximately 227,000 CHAMPUS-eligible beneficiaries which commenced health care services in March, 1995, (ii) a similar contract in Texas, Louisiana, Arkansas and Oklahoma (the "Region 6 Contract") to provide health care services to approximately 590,000 CHAMPUS-eligible beneficiaries which commenced delivery of health care services in November 1995, and (iii) the multi-year TRICARE managed care contract to provide health care services to approximately 720,000 CHAMPUS-eligible beneficiaries in California and Hawaii (the "California/Hawaii Contract") which commenced delivery of health care services in April 1996. The Company intends to compete for other managed care contracts as they are announced by federal and state agencies. There can be no assurance that the Company will be successful in managing the implementation and delivery of services under several large, multi-year government managed care contracts or whether any such contracts will provide the Company with an adequate level of profitability.

    FHFS also administers contracts in Massachusetts, New Jersey, Georgia and Maine to enroll Medicaid eligible individuals in managed care programs in those states. FHFS is not at risk for the provision of any health care services under any of these contracts.

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

INFORMATION TECHNOLOGY

    The Company's information technology systems include several computer systems, each utilizing customized software and a network of on-line terminals. The Company's operations use its computer-based information technology systems for various purposes including claims processing, general accounting and health services reporting. These systems also include enrollment and billing functions, including membership verification capabilities, and analysis of transactions relating to providers and enrollees, such as claims status, hospital admissions and lengths of stay, outpatient care, utilization and various reporting capabilities required for accreditation, including HEDIS and NCQA, outcomes data and cost analyses. The Company is heavily dependent on its information technology systems and is in the process of integrating the systems of its recently acquired operations. These systems will need to be further enhanced as the Company's business expands and it offers new products; there is no assurance the Company will not experience interruptions in service as a result of the enhancement and integration of its information technology systems.

SALES AND MARKETING

    The Company's sales and marketing strategy for its managed care products is defined and coordinated by its corporate sales staff. Primary responsibility for the Company's products resides with a direct sales force at both the corporate and subsidiary levels. In addition, these products are sold through independent insurance agents and brokers. The Company is emphasizing cross-marketing of its products to current and prospective customers through its corporate and subsidiary sales and marketing staff. Medicaid and Medicare risk products are primarily marketed by the HMOs' sales employees. Sales and marketing efforts are also supported by advertising programs that employ television, radio, newspapers, billboard and direct mail.

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

    The Company's managed care products compete for group and individual membership with conventional health insurance plans, Blue Cross/Blue Shield plans, other HMOs, PPOs, third party administrators and health care companies, and employers or groups who elect to self-insure. The Company also faces competition from hospitals, health care facilities and other health care providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services, including in California and other states, the trends for provider groups to accept full risk for the provision of medical services. The Company's ability to increase the number of persons covered by its products or services or to increase its premiums and fees can be affected by the Company's level of competition in any particular area. The Company believes that the principal competitive factors affecting the Company's business include price, the level and quality of service provided or arranged for, provider network capabilities, the offering of innovative products and marketplace reputation.

    Further, the Company believes the current factors that generally help it in regard to competitors are the breadth of its product line, its geographic scope and diversity, its significant market position in certain geographic areas, the strength of its provider network and its expertise in managing large government managed care contracts. In a number of markets, the Company may be at a disadvantage with respect to competitors with larger market shares, broader networks, or more established market place name and reputation.

GOVERNMENT REGULATION

    Substantially all of the Company's businesses are regulated at both the federal and state level. Government regulation varies from jurisdiction to jurisdiction and from product to product. Changes in applicable laws and regulations are continually being considered and the interpretation of existing laws and rules may also change from time to time. Regulatory agencies generally have broad discretion in promulgating regulations and in interpreting and enforcing laws and rules. The Company is unable to predict what regulatory changes may occur or the impact on the Company of any particular change; however, the Company's operations and financial results could be negatively affected by regulatory revisions. See "Cautionary Statements-Health Care Reform."

    Certain minimum tangible net equity, capital and surplus and other financial viability requirements are imposed on the Company's HMOs and insurance subsidiaries by regulatory authorities in the states in which these subsidiaries operate. In addition, certain of the Company's government contracts require the contracting subsidiaries to maintain specified current ratio or equity levels or parent guarantees of certain aspects of the financial performance of the contracts. The Company's HMOs and insurance subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed and are generally subject to annual financial, medical or other audits. Additionally, such companies are periodically examined by the supervisory agencies of the jurisdictions in which they are licensed to do business.

    A number of jurisdictions have enacted small group insurance and rating reforms which generally limit the ability of insurers and HMOs to use risk selection as a method of controlling costs for small group business. These laws may generally limit or eliminate use of pre-existing conditions exclusions, experience rating and industry class rating and may limit the amount of rate increases from year to year.

    The Company is potentially subject to governmental investigations and audits and enforcement actions related to its businesses. These include possible government actions relating to the federal Employee Retirement Income Security Act ("ERISA"), which regulates insured and self-insured health coverage plans offered by employers and the Company's services to such plans and employers, provision of services pursuant to the Federal Employees Health Benefit Plan ("FEHBP"), federal and state fraud and abuse laws and laws relating to utilization management and the delivery of health care. The Company is currently involved in various government audits with respect to its government contracts, Medicare and Medicaid programs and the operations of its insurance and HMO subsidiaries.

    The Company believes that it is currently in compliance in all material respects with the various federal and state licensing regulations and contract requirements applicable to its operations. To maintain such compliance, it may be necessary for the Company to make changes from time to time in its services, products, capital structure or marketing methods. Non-compliance with government regulations or contract requirements could subject the Company to fines, penalties, cease and desist orders, investigations, audits, reimbursement of funds previously received, lower reimbursement levels and contract or program termination. There can be no assurance that the Company will be able to obtain or maintain any necessary governmental approvals to continue to implement its business strategy of product growth and geographic expansion. The Company is in the process of seeking accreditation by the National Committee on Quality Assurance ("NCQA") of its Florida HMO operations, which accreditation is a condition of doing business as an HMO in that state. Failure to obtain accreditation within specific time frames could result in suspension of enrollment levels or revocation of licensure, which could have a material adverse effect on the Company's future operating results. The Company's Arizona HMO received NCQA full accreditation in December 1995 and its California HMO received provisional NCQA accreditation effective for 15 months in July 1996. Other states and employer groups are increasingly requiring NCQA or other similar accreditation as a condition to purchasing health care benefits from managed care companies.

 HMOS. All of the states in which the Company's HMOs offer products have enacted statutes regulating the activities of those HMOs. As a result, the HMOs are subject to extensive regulation regarding the scope of benefits provided to HMO members and the terms of group benefit agreements, the HMOs' financial condition, including minimum tangible net equity, quality assurance and utilization review procedures, enrollment requirements, manner of structuring member premiums, member grievance procedures, provider contracts, marketing and advertising.

    The Company's HMOs which have Medicare risk contracts are subject to regulation by the Health Care Financing Administration ("HCFA"), a branch of the United States Department of Health and Human Services. HCFA has the right to audit HMOs operating under Medicare risk contracts to determine each HMO's compliance with HCFA's contracts and regulations and the quality of care being rendered to the HMO's enrollees. The Company's Medicare contracts are renewed annually unless the Company or HCFA elects to terminate the contracts. HCFA also may unilaterally terminate the Company's Medicare contracts if the Company fails to continue to meet compliance and eligibility standards. While the federal government may implement changes in the Medicare risk-based program, the Company believes that HMOs will continue to be an important factor in the federal government's overall efforts to control medical costs. However, the loss of Medicare contracts or termination or modification of the HCFA risk-based Medicare program could have an adverse effect on the revenue, profitability and business prospects of the Company as the Company's Medicare business grows. The services reimbursed by Medicare and Medicaid are subject to various requirements and restrictions imposed by contract, law and regulation.

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

 INSURANCE SUBSIDIARIES. The Company's insurance subsidiaries are subject to regulation by the Department of Insurance (the "DOI") in each state in which the entity is licensed. Regulatory authorities exercise extensive supervisory power over insurance companies with regard to the licensing of insurance companies, including the nature of, and limitation on, an insurance company's investments, periodic examination of the operations of insurance companies, and the establishment of capital and surplus requirements for insurance companies. In addition, the offering of new products may require the approval of these regulatory agencies.

 INSURANCE HOLDING COMPANY REGULATIONS. Certain of the Company's HMOs and each of the Company's insurance subsidiaries are subject to regulation under state insurance holding company regulations. Such insurance holding company laws and regulations generally require registration with the state DOI and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business activities. Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain transactions between the regulated companies and their affiliates.

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

    The East Los Angeles Doctors Hospital and Memorial Hospital of Gardena have Medicaid contracts which are subject to cancellation by the state or the hospital on 120 days' prior notice without cause. If either hospital's Medicare contract was terminated, the hospital would also be required to cease participation in Medicaid. For the fiscal year ended June 30, 1996, the hospitals received approximately 79% of their total revenues from the Medicare and Medicaid contracts. The termination of participation in these programs would threaten the hospitals' viability.

EMPLOYEES

    As of June 30, 1996, the Company and its subsidiaries employed approximately 10,500 individuals. None of the Company's employees is presently covered by a collective bargaining agreement, and the Company believes its employee relations are good.

ITEM 2.  PROPERTIES.

    As of June 30, 1996, the Company leased approximately 1.75 million aggregate square feet of space primarily for administrative offices, data processing facilities and claims processing in the states in which it is doing business. These leases expire at various dates through December 2003. The Company owns approximately 463,000 aggregate square feet of space for health care centers in California and Arizona and approximately 249,000 square feet of space for the two hospitals in Southern California. The Company also leases approximately 313,000 aggregate square feet of space for health care centers in Arizona, California and Florida, which leases expire at various dates through June 2001.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company maintains general liability, managed care professional liability, directors and officers liability and other insurance coverage it believes is typical in the industry. In the ordinary course of its business, the Company is subject to claims and legal actions by enrollees, providers and others. There can be no assurance that claims in excess of the Company's insurance coverage will not arise or that all claims would be covered by such insurance.

    Two actions, as previously disclosed, filed in 1993 against the Company, its dental HMO subsidiary and certain present and former executive officers of the Company and such subsidiary, have been resolved with no material adverse effect on the Company's financial results.

    The Company is subject to federal and state legislation prohibiting activities and arrangements that provide economic inducements for the referral of business or other activities that may be deemed to constitute "fraud or abuse" under government programs. The Company, like many other government contractors, is subject to private lawsuits by persons (generally employees or former employees) who may assert the rights of the government by filing an action under seal if such person purports to have information that the contractor submitted a claim to the government that could be false. Upon filing, the government has the opportunity to intervene and assume control of the case. The Company has been informed of two such complaints; the government informed the Company that it has declined to intervene in one such filed complaint and in the other action, the government and the Company are resolving the matter, which resolution will not have a material adverse effect on the Company.

    With respect to the Securities and Exchange Commission ("SEC") investigation commencing in August 1992 regarding trading in the common stock of Century Medicorp, Inc. ("CMC") and the Company prior to the announcement of the merger of CMC with the Company, on April 29, 1996, the SEC staff advised the Company that it has closed, without recommending any action, its investigation concerning the CMC merger as it pertains to the Company.

    In August 1995, the Company was requested to provide information in connection with a SEC non-public inquiry into trading in the common stock of Intergroup Healthcare Corporation ("Intergroup") prior to the July 1995 announcement of the proposed merger of Intergroup and the Company. The SEC has not requested information about any director or officer of the Company and has advised the Company that its inquiry is not to be considered as an adverse reflection on any person or as an indication that any violation of law has occurred.

    After consulting with legal counsel, the Company believes that any liability that may ultimately be incurred as a result of the claims, legal actions, investigations or audits described above and in "Government Regulation" will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

                                CAUTIONARY STATEMENTS

    The following discussion contains certain cautionary statements regarding the Company's business and results of operations which should be considered by investors and others. These statements discuss matters which may in part be discussed elsewhere in this Form 10-K and which may have been discussed in other documents prepared by the Company pursuant to federal or state securities laws. This discussion is intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The following factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

    In making these statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results, and is not undertaking to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected the Company's past results and may affect future results, so that the Company's actual results for the first fiscal quarter 1997 and beyond may differ materially from those expressed in prior communications.

    HEALTH CARE COSTS. A large portion of the revenue received by the Company is expended to pay the costs of health care services or supplies delivered to its enrollees. Much of the Company's premium revenue is set in advance of the actual delivery of services and the related incurring of the cost, usually on a prospective annual basis. While the Company attempts to base the premiums it charges at least in part on its estimate of expected health care costs over the fixed premium period, competition, regulations and other circumstances may limit the Company's ability to fully base premiums on estimated costs. In addition, many factors may and often do cause actual health care costs to exceed that estimated and reflected in premiums. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, seasonality, general inflation, new mandated benefits or other regulatory changes and insured population characteristics.

    WORKERS' COMPENSATION INSURANCE. The Company, primarily through CalComp in California and BICO in other states, writes managed care workers' compensation business. For the fiscal year ended June 30, 1996, approximately 83% of the Company's direct written workers' compensation premiums were in California. Since January 1995, policies in California have been issued under "open rating" rules instead of the "minimum rate" laws which had been in effect. The open rating environment brings uncertainties to premium revenues and operating profits due to increased price competition. Although the Company intends to continue to underwrite each account taking into consideration the insured's risk profile, prior loss experience, loss prevention plans and other underwriting considerations, there can be no assurance that the Company will be able to continue to operate profitably in the California workers' compensation industry or that future workers' compensation legislation will not be adopted in California or other states which may adversely affect the Company's results of operations.

    A key part of the Company's workers' compensation business strategy is continued geographic expansion. Future growth of the Company's operations depends, in part, on its ability to manage workers' compensation programs for customers in states outside of California. In order to operate effectively in a new state, the Company must obtain all necessary regulatory approvals, develop a broker and provider network, achieve acceptance of the Company in the local market, adapt its procedures to that state's workers' compensation system and regulation and establish internal controls that enable it to conduct operations in several locations. Although the Company believes its managed care approach to workers' compensation will be effective in states other than California, the Company has limited experience with its techniques in these other states and there can be no assurance that the Company can successfully use these techniques in other states. Future growth will also be dependent on the ability of the Company to maintain sufficient capital to support such growth.

    The Company's insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for loss and loss adjustment expense with respect to reported and unreported claims incurred. These reserves do not represent an exact calculation of liabilities but rather are estimates involving judgment and actuarial projections. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, medical costs and other factors. Because certain workers' compensation claims may not be reported for several years, estimating reserves for such claims can be more difficult and uncertain than estimating reserves in other lines of insurance in which the period between the occurrence of the claim and final determination of the Company's liability is shorter. Establishment of reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove to be adequate to cover actual ultimate expenses.
Subsequent actual experience could result in loss reserves being too high or too low. Higher than expected claim costs could require reserves for prior periods to be increased, which would adversely impact the Company's earnings in future periods.

    HEALTH CARE REFORM. There have been numerous legislative and regulatory initiatives at both the federal and state levels to address, among other aspects of the nation's health care system, the continuing increases in health care costs and the lack of health care coverage for a significant segment of the population. The Health Insurance Portability and Accountability Act of 1996 (the "1996 Act"), which was recently adopted by Congress and signed by President Clinton, contains a number of provisions to reform the nation's health care system. These provisions include guaranteed insurance coverage and "portability" of health insurance when changing jobs; limited use of pre- existing conditions as the basis for exclusion from coverage; creation of medical savings accounts; mandatory or voluntary regional health alliances or purchasing cooperatives; increase in the tax deductibility of premiums for the self employed; and numerous fraud and abuse provisions containing significant criminal and civil law enhancements (some of which will apply not only to federal health programs, such as Medicare and Medicaid, but to private health plans as well). To varying degrees, many of the provisions of the 1996 Act and other pending bills contemplate the involvement of state governments in the regulation and implementation of federal health care reform legislation.

    Various states are considering forms of single-payer systems, restructuring of Medicaid programs, "any willing provider" legislation that could require managed care companies to contract with any medical provider who agrees to the terms of the company's standard provider contract and payment schedule and "patient care initiatives" which address consumer protection issues in the managed care environment. All or any of these potential forms of legislation could adversely affect the Company's business.

    The Company is unable to predict how existing federal or state laws and regulations may be changed or interpreted, what additional laws or regulations affecting its businesses may be enacted or proposed, when and which of the proposed laws will be adopted or what effect the new laws and regulations will have on its businesses. However, certain of the proposals, if adopted, could have a material adverse effect on the Company's business, while others, if adopted, could potentially benefit the Company's business. Although the effects of these activities cannot yet be determined, the Company remains committed to participate in the debate over health care reform and in the restructuring of the health care system.

    MERGERS, ACQUISITIONS AND EXPANSION. Mergers and acquisitions have played an important role in the implementation of the Company's business strategy and are expected to continue to be important to the Company's growth and development. The Company's product offerings and HMO, PPO and specialty services enrollment have been expanded through these acquisitions. As a result, the Company is subject to the uncertainties and risks associated with any business that has grown rapidly and has expanded into new product and geographic areas. These mergers and acquisitions have placed substantial demands on the Company's management and financial resources. The integration of the acquired companies' operations continues to be slower, more complex and more costly than originally anticipated, especially in systems and functional areas such as claims processing, data management and finance. There can be no assurance that the combined companies will realize the full cost savings or revenue enhancements the Company expects to realize in connection with the recent acquisitions or that such savings or enhancements will be realized at the points in time currently anticipated. Furthermore, there can be no assurance that any cost savings which are realized will not be offset by decreases in revenues or increases in other expenses. The Company will encounter similar uncertainties and risks with respect to any future acquisitions it may make.

    The Company has start-up HMO and specialty services operations in a number of states and the United Kingdom thereby exposing the Company to different methods of operations and management and the effect of varying state regulations. These operations have required and will continue to incur significant expenses related to creating the infrastructure for operations, satisfying net equity or capital and surplus requirements, hiring and training personnel, obtaining necessary regulatory approvals and operating until sufficient revenues are achieved to offset the overhead costs. There can be no assurance that the Company will be successful in managing HMOs at multiple locations or in obtaining sufficient revenues to be profitable. The Company's United Kingdom operations are experiencing greater losses during the initial phase of operations and larger capital requirements than originally anticipated; there can be no assurance that the critical mass needed for these operations to become profitable within a reasonable time period will be realized. Failure of the United Kingdom operations would have an adverse effect on the Company's operating results.

    From time to time the Company engages in the evaluation of potential acquisitions. No assurance can be given as to the Company's ability to compete successfully at favorable prices for available acquisition candidates or to complete future acquisitions, or as to the financial effect on the Company of any acquisitions. Future acquisitions by the Company may involve significant cash expenditures and may result in increased indebtedness and interest and amortization expense or decreased operating income, which could have an adverse impact on the Company's future operating results or a dilutive effect on the Company's earnings per share.

    COMPETITION. In many of its geographic or product markets the Company competes with a number of other entities, some of which may have certain characteristics or capabilities which give them an advantage in competing with the Company. The Company believes there are few barriers to entry in some markets, so that the addition of new competitors can occur relatively easily. Certain of the Company's customers may decide to perform for themselves functions or services formerly provided by the Company, which would result in a decrease in the Company's revenues. Certain of the Company's providers may decide to market products and services to Company customers in competition with the Company. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries which act as suppliers to the Company such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers, its revenue growth, its pricing flexibility, its control over medical cost trends and its marketing expenses may all be adversely affected.

    The media are not generally aware of the high degree of regulatory oversight of the managed care industry or the degree to which the industry's health care delivery networks have enhanced the ability to measure, monitor and improve the quality of health care services. As a result, the managed care industry has recently been the subject of significant amounts of negative publicity. Such general publicity, or any negative publicity regarding the Company in particular, could adversely affect the Company's ability to sell its products or services or could create regulatory problems for the Company.

    PROVIDER RELATIONS. One of the significant techniques the Company uses to manage health care costs and utilization and monitor the quality of care being delivered is contracting with physicians, hospitals and other providers.
Because of the geographic diversity of the Company's HMOs and the large number of providers with which most of those HMOs contract, the Company currently believes it has a limited exposure to potential disruption in relations with specific providers. In any particular market, however, providers could refuse to contract with the Company, demand higher payments or take other actions which could result in higher health care costs, less desirable products for customers and members or difficulty meeting regulatory or accreditation requirements.

    In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions. Many of these providers may compete directly with the Company. If such providers refuse to contract with the Company or utilize their market position to negotiate contracts that place the Company at a competitive disadvantage, the Company's ability to market products or to be profitable in those areas could be adversely affected.

    The Company has recently divested its affiliated IPAs and has pending transactions to divest its affiliated medical groups in California and Arizona; although the Company has entered into long-term provider contracts with the purchaser of these IPAs and medical groups, a significant change in market conditions, benefits or provider costs or an adverse change in the financial viability of the purchaser of the IPAs and medical groups, could adversely affect the cost of health care provided to the Company's enrollees under these arrangements.

    ADMINISTRATION AND MANAGEMENT. The level of administrative expense is a partial determinant of the Company's profitability. While the Company attempts to effectively manage such expenses, increases in staff-related and other administrative expenses may occur from time-to-time due to business or product start-ups, expansions, growth or changes in business, acquisitions, regulatory requirements or other reasons. Such cost increases are not clearly predictable and may adversely affect the Company's financial results.

    INFORMATION SYSTEMS. The Company's business is significantly dependent on effective information systems. The Company has many different information systems for its various businesses. The Company is in the process of attempting to reduce the number of systems and also upgrade and expand its information systems capabilities. Failure to maintain an effective and efficient information system could result in loss of existing customers and difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences. In addition, the Company may, from time to time, obtain significant portions of its services or facilities from independent third parties which may make the Company's operations vulnerable to such third party's failure to perform adequately. The Company has made several large acquisitions in recent years. Failure to effectively integrate acquired operations could result in increased administrative costs and poor customer relations.

    GOVERNMENT PROGRAMS AND REGULATION. The Company's business is heavily regulated. The laws and rules governing the Company's business and interpretations of those laws and rules are subject to frequent change.
Existing or future laws and rules could force the Company to change how it does business and may restrict the Company's revenue and/or enrollment growth and/or increase its health care and administrative costs. Regulatory approvals must be obtained and maintained to market many of the Company's products and services. Delays in obtaining or failure to obtain or maintain such approvals could adversely affect the Company's revenue or the number of its enrollees, or could increase costs.

    A significant portion of the Company's revenues relate to federal, state and local government health care coverage programs. These types of programs, such as the federal CHAMPUS and Medicare programs and the federal and state Medicaid program, are generally subject to frequent change including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by the Company or increase the Company's administrative or health care costs under such programs. Such changes have in the past and may in the future adversely affect the Company's financial results and its willingness to continue participation in such programs.

    The Company is also subject to various governmental audits and investigations. Adverse findings could result in the loss of licensure or the right to participate in certain programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect the Company's reputation in various markets and make it more difficult for the Company to sell its products and services.

    LITIGATION AND INSURANCE. The Company is subject to a variety of legal actions to which any corporation may be subject, including employment-related suits, employee benefit claims, breach of contract actions and tort claims. In addition, because of the nature of its business, the Company incurs and likely will continue to incur potential liability for claims related to its business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over withheld compensation and claims related to self-funded business. In some cases, substantial non-economic or punitive damages may be sought. While the Company currently has insurance coverage for some of these potential liabilities, others may not be covered by insurance, the insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

    STOCK MARKET. Recently, the market prices of the securities of certain of the publicly-held companies in the industry in which the Company operates have shown volatility and sensitivity in response to many factors, including public communications regarding managed care, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings or membership reports of particular industry participants, and acquisition activity. There can be no assurance regarding the level or stability of the Company's share price at any time or of the impact of these or any other factors on the share price.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

 EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, subject to rights under employment agreements, are as follows:

         Daniel D. Crowley, age 48, has been a director and the President and Chief Executive Officer of the Company since May 1989. In May 1990,
    Mr. Crowley was appointed Chairman of the Board of Directors of the Company.

         Steven D. Tough, age 45, has been President and Chief Operating Officer -- Government Operations since October 1994. He has been employed by the Company and its subsidiaries in various capacities since 1978.
    Mr. Tough has been a director of the Company since 1988.

         Jeffrey L. Elder, age 48, was appointed Senior Vice President-Chief Financial Officer of the Company in July 1992. Mr. Elder joined the Company as Vice President-Financial Operations in July 1989 and was appointed Vice President-Chief Financial Officer in March 1990. Mr. Elder has been a director of the Company since 1991.

         Kirk A. Benson, age 46, was appointed President and Chief Operating Officer -- Commercial Operations in October, 1994 and has served as Senior Vice President-Corporate Development of the Company since July 1991.
    Mr. Benson has been employed by the Company in various capacities since March 1989.

         Allen J. Marabito, age 50, joined the Company as Senior Vice President-General Counsel and Secretary in July 1991.

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

                                                                PRICE RANGE OF
                                                                --------------
                                                                COMMON STOCK
                                                                --------------
                                                                 HIGH     LOW
                                                               -------  -------

Fiscal Year 1995
    First Quarter. . . . . . . . . . . . . . . . . . . . .     $39 5/8  $31 1/4
    Second Quarter . . . . . . . . . . . . . . . . . . . .      37 1/2   29 3/4
    Third Quarter. . . . . . . . . . . . . . . . . . . . .      34 7/8   26 3/8

    Fourth Quarter . . . . . . . . . . . . . . . . . . . .      32 3/4   26 7/8
Fiscal Year 1996
    First Quarter. . . . . . . . . . . . . . . . . . . . .      39 1/8   26 5/8
    Second Quarter . . . . . . . . . . . . . . . . . . . .      46 3/4   36 1/2
    Third Quarter. . . . . . . . . . . . . . . . . . . . .      43 7/8   35 5/8
    Fourth Quarter . . . . . . . . . . . . . . . . . . . .      41       35
Fiscal Year 1997
    First Quarter
(through August 29, 1996). . . . . . . . . . . . . . . . .      35 7/8   24 1/4


    On August 29, 1996, the closing sale price of the common stock was $30 1/8 per share. As of August 29, 1996, there were approximately 706 holders of record of the common stock.

    The Company has never paid cash dividends on its common stock, except that CareFlorida Health Systems, Inc., which became a wholly-owned subsidiary of the Company in October 1994, paid cash dividends to its shareholders prior to the merger. The Company presently intends to retain its earnings for the development of its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company's loan agreements restrict payment of cash dividends on the Company's common stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


                                                                          FOUNDATION HEALTH CORPORATION


                                                                               YEARS ENDED JUNE 30,

                                                      -----------------------------------------------------------------------
                                                           1992          1993           1994            1995           1996
                                                      ------------ -------------  --------------  -------------  ------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA (1):

Revenues:
    Commercial premiums                               $  900,660   $  1,102,392   $  1,358,616   $  1,664,509   $  2,002,695
    Government contracts                                 670,271        746,827        542,726        187,493        586,011
    Specialty services                                    50,627         89,135        380,726        509,807        699,854
    Patient service revenue, net                          40,612         43,483         41,358         41,323         50,244
    Investment and other income                           21,449         24,874         39,511         56,792         77,013
                                                      ------------ -------------  --------------  -------------  ------------
                                                       1,683,619      2,006,711      2,362,937      2,459,924      3,415,817
                                                      ------------ -------------  --------------  -------------  ------------

Expenses:
    Commercial health care services                      711,735        862,602      1,067,027      1,290,367      1,607,073
    Government contracts health care services            171,983        188,139        152,185         67,508        375,480
    Government contracts subcontractor costs             419,817        432,903        252,743         66,551         40,572
    Specialty services costs                              47,950         79,366        355,208        438,124        616,109
    Patient service costs                                 40,973         38,156         37,599         33,561         36,216
    Selling, general and administrative                  175,135        230,506        291,130        307,802        423,652
    Amortization and depreciation                         18,390         21,388         28,463         41,102         61,021
    Interest Expense                                       6,035          4,239         12,709         11,555         15,099
    Acquisition and restructuring costs  (2)                 -           12,413            -          124,822            -
                                                      ------------ -------------  --------------  -------------  ------------
                                                       1,592,018      1,869,712      2,197,064      2,381,392      3,175,222
                                                      ------------ -------------  --------------  -------------  ------------


Income before income taxes and minority interest          91,601        136,999        165,873         78,532        240,595

Provision for income taxes                                34,737         57,026         64,834         26,821         74,155
Minority interest                                          4,042          6,636          7,398          2,262            -
                                                      ------------ -------------  --------------  -------------  ------------
Net income available to common shareholders            $  52,822      $  73,337      $  93,641      $  49,449     $  166,440
                                                      ------------ -------------  --------------  -------------  ------------
                                                      ------------ -------------  --------------  -------------  ------------

Earnings per share                                     $    1.32      $    1.53      $    1.92      $    0.90     $     2.86
                                                      ------------ -------------  --------------  -------------  ------------
                                                      ------------ -------------  --------------  -------------  ------------

Weighted average common and common stock
    equivalent shares outstanding                     40,022,322     47,870,576     48,688,221     54,780,162     58,292,971
                                                      ------------ -------------  --------------  -------------  ------------
                                                      ------------ -------------  --------------  -------------  ------------

                                                                                       JUNE 30,
                                                      -----------------------------------------------------------------------
                                                           1992         1993           1994           1995           1996
                                                      ------------ -------------  --------------  -------------  ------------
BALANCE SHEET DATA (1)
    Cash and investments                              $  291,919     $  485,370     $  765,572     $  795,278     $  939,752
    Total assets                                         632,037        916,247      1,498,508      1,964,207      2,426,399
    Notes payable and capital leases                      51,688        142,048        170,108        180,054        318,668
    Stockholders' equity                                 263,427        342,398        422,443        756,899        934,589

- -----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CONSOLIDATED OPERATING RESULTS

    The Company achieved record revenues and earnings for the fiscal year ended June 30, 1996. The growth in revenues was primarily driven by (i) commercial enrollment gains from the Company's individual, Medicaid, and Medicare risk products, (ii) continued growth in net earned workers' compensation premium due to growth in premiums written and (iii) revenues related to an entire year of health care delivery under the Washington/Oregon Contract and commencement of health care delivery under the Region 6 Contract during the second quarter. Additionally, in September 1995 implementation of the Califiornia/Hawaii Contract commenced and delivery of health care services began in the fourth quarter. These results were offset in part by losses from the Company's Gem Insurance Company ("Gem") PPO operations and HMO operations in Utah. Fiscal year 1995 revenues were primarily driven by commercial enrollment gains, especially from the Company's individual and Medicare risk products, additional Medicaid enrollment as a result of the acquisition of the Florida Medicaid HMO, growth in net earned workers' compensation premium due to sales and recapture of ceded premium and commencement of health care delivery under the Washington/Oregon Contract during the third quarter. This growth was offset by the January 31, 1994 expiration of the CHAMPUS Reform Initiative Contract for California and Hawaii (the "CRI Contract"). Fiscal year 1994 revenues included $431.3 million in revenues related to the CRI Contract. Revenues in fiscal year 1994 exceeded revenues in fiscal year 1993 primarily as a result of increased commercial enrollment and specialty services revenues, including revenues generated from CalComp which was acquired in August 1993.

    Investment and other income, included as a component of the Company's revenues, increased in fiscal 1996 over fiscal year 1995 primarily due to investment of excess surplus and reserves generated by operations and to the sale of IPAs in Florida and Arizona which resulted in gains recognized of approximately $10.4 million in the fourth quarter of fiscal year 1996. Increases in each of the other years is due primarily to the investment of excess surplus and reserves generated by operations, a significant part of investments are held by CalComp and its subsidiaries in tax-exempt securities.

    The Company's selling, general and administrative ("SG&A") expenses in fiscal year 1996 increased due primarily to the implementation costs of the Region 6 and California/Hawaii Contracts. The Company's SG&A expenses in fiscal year 1995 increased over 1994 primarily due to the implementation costs of the Washington/Oregon and Region 6 Contracts and start-up of the New Jersey Medicaid administrative services only contract. Fiscal year 1994 SG&A expenses were driven primarily by expenses incurred related to the establishment and operation of government claims processing as an internal function and inclusion of SG&A expenses related to Gem, which was acquired January 1, 1994.

    The ratio of SG&A expenses to total revenues (the "SG&A ratio") increased from 12.3% in fiscal year 1994 to 12.5% in fiscal year 1995 and then decreased to 12.4% in fiscal year 1996. The increase from 1994 to 1995 was due primarily to the expiration of the CRI Contract which resulted in the cessation of contract operating revenues effective January 31, 1994 while various administrative costs related to claims processing and other activities continued during the wind-down period. The decrease from 1995 to 1996 was due to completion of the wind-down period of the CRI Contract during 1995 offset in part by lower revenue from increased pricing pressure on commercial premiums.

    Amortization and depreciation expense increased each year primarily due to increased depreciation as a result of the Company's ownership and construction of health care centers and increased amortization of intangibles incurred in connection with the purchase of the Intergroup minority interest and other business acquisitions during fiscal years 1994, 1995 and 1996.

    Interest expense decreased in fiscal year 1995 from fiscal 1994 as a result of the prepayment of $11.4 million in bank debt by TDMC in November 1994. Interest expense increased in 1996 over 1995 due to increased borrowing under the Company's unsecured revolving line of credit. Fiscal year 1997 interest expense is expected to increase due to increased borrowings under the Company's credit agreement. See "Liquidity and Capital Resources".

    In connection with the mergers of CareFlorida, TDMC and Intergroup, the Company recorded a charge for integration, restructuring and pooling costs of $124.8 million in fiscal year 1995. The acquisition and restructuring charge represented the costs of acquiring and consolidating the companies' management information systems and administrative functions and positioning the Company to take advantage of best practices in health care delivery systems and managed care techniques after the mergers.

    The components of this charge included (in millions):

         Professional fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $21.5
         Cancellation of certain contractual obligations and other settlement costs. . .       27.1
         Write-off of certain redundant hardware, software and other settlement costs. .       17.9
         Elimination of duplicate facilities . . . . . . . . . . . . . . . . . . . . . .       13.0
         Transition and severance related payments to employees. . . . . . . . . . . . .       36.5
         Other integration and restructuring . . . . . . . . . . . . . . . . . . . . . .        8.8
                                                                                              ------

         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $124.8
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

    During the third quarter of fiscal 1996, the Company re-evaluated the restructuring liabilities as originally formulated in fiscal 1995. The re-evaluation resulted in an estimate of $16.7 million less than the original reserve. This excess reserve was offset by an approximately equivalent amount of restructuring costs arising from the Company's decision to restructure its operations in the United Kingdom and acquisition and integration costs associated with the merger of Managed Health Network, Inc. in March 1996. The Company has substantially completed its integration and restructuring of the combined entities as of June 30, 1996.

    As a result of the factors described above, fiscal year 1996 income before income taxes and minority interest increased to $240.6 million. In fiscal year 1995, income before income taxes and the minority interest grew to $203.3 million (before acquisition and restructuring costs). After acquisition and restructuring costs, income before income taxes and minority interest was $78.5 million in fiscal year 1995. Fiscal year 1994 income before income taxes and minority interest increased to $165.9 million as compared to $149.4 million (before acquisition and restructuring costs) for fiscal year 1993. After acquisition and restructuring costs, income before income taxes and minority interest was $137.0 million in fiscal year 1993.

    The tax provision for fiscal year 1996 decreased to 30.8% as compared to a rate of 34.2% for fiscal year 1995 as a result of the effect of non-deductible acquisition costs in fiscal year 1995 (which caused a higher than normal rate) and the effect of net operating loss carryforwards which became available during fiscal year 1996 (which caused a lower than normal rate) related to Managed Health Network, Inc., which was acquired by the Company in March 1996. Additional net operating loss carryforwards became available in fiscal year 1996 that further decreased the effective tax rate. The tax provision rate for 1995 of 34.2% was lower than the 1994 rate of 39.1% because of the combined effect of the acquisition and restructuring charge of $124.8 million and the resulting increased proportion of tax-exempt interest income as a percentage of pre-tax income. The rate was further reduced by the acquisition of Intergroup, which is not subject to state franchise or income taxes, and the elimination of a duplicate tax for undistributed income from Intergroup to its former parent company. These rate reductions were mitigated by the effects of non-deductible acquisition expenses. The tax rate is anticipated to increase in fiscal year 1997 as the availability of net operating loss carryforwards is not expected to recur.

    Minority interest in fiscal years 1994 and 1995 represents the allocation of Intergroup's net income to the holders of the 39.5% portion of Intergroup common stock not held by TDMC (the "Intergroup Minority Interest"), for the periods prior to the Company's acquisition of the Intergroup Minority Interest.

    Through the combination of the factors described above, net income grew from $93.6 million or $1.92 per share in fiscal year 1994 to net income of $128.8 million or $2.35 per share in fiscal year 1995 (before the $124.8 million acquisition and restructuring costs net of related tax-effects). After such charge net of related tax effects, net income for fiscal year 1995 was $49.4 million or $.90 per share. Net income increased in fiscal year 1996 to $166.4 million or $2.86 per share over the $128.8 million (before acquisition and restructuring costs, net of related tax benefits) or $2.35 per share in fiscal year 1995.

LINE OF BUSINESS REPORTING

    The Company operates in a single industry segment, managed health care. The following table presents financial information reflecting the Company's operations by the three primary lines of business: (i) commercial operations;
(ii) government contracts; and (iii) specialty services.

LINE OF BUSINESS FINANCIAL INFORMATION

                                              FOUNDATION HEALTH CORPORATION
                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                   YEARS ENDED JUNE 30,

                                         1994                                  1995                                1996
                        ------------------------------------  -------------------------------------  -------------------------------
                                        PERCENT     PERCENT                   PERCENT    PERCENT                  PERCENT  PERCENT
                          AMOUNT OR    OF TOTAL     INCREASE    AMOUNT OR    OF TOTAL    INCREASE    AMOUNT OR   OF TOTAL  INCREASE
                            PERCENT     REVENUE    (DECREASE)    PERCENT      REVENUE    (DECREASE)   PERCENT     REVENUE (DECREASE)
                        -------------  ---------   ---------  ------------   ---------   ----------  ---------   -------- ----------
Revenues:
  Commercial premiums  $ 1,358,616        57.5%       23.2%   $ 1,664,509        67.7%       22.5%   $ 2,002,695    58.6%    20.3%
  Government contracts     542,726        23.0       (27.3)       187,493         7.6       (65.5)       586,011    17.2    212.6
  Specialty services       380,726        16.1       327.1        509,807        20.7        33.9        699,854    20.5     37.3
  Patient service
   revenue, net             41,358         1.8        (4.9)        41,323         1.7        (0.1)        50,244     1.5     21.6
  Investment and other
   income                   39,511         1.7        58.8         56,792         2.3        43.7         77,013     2.3     35.6
                        -----------      --------             -------------    ---------              ------------ -------

                         2,362,937       100.0        17.8      2,459,924       100.0         4.1      3,415,817   100.0     38.9
                        -----------      --------             -------------    ---------              ------------ -------

Expenses:
  Commercial health
   care services         1,067,027        45.2        23.7      1,290,367        52.5        20.9      1,607,073    47.0     24.5
  Government contracts
   health care service     152,185         6.4       (19.1)        67,508         2.7       (55.6)       375,480    11.0    456.2
  Government contracts
  subcontractor costs      252,743        10.7       (41.6)        66,551         2.7       (73.7)        40,572     1.2    (39.0)
  Specialty services
   costs                   355,208        15.0       347.6        438,124        17.8        23.3        616,109    18.0     40.6
  Patient service costs     37,599         1.6        (1.5)        33,561         1.4       (10.7)        36,216     1.1      7.9
  Selling, general and
  administrative (SG&A)    291,130        12.3        26.3        307,802        12.5         5.7        423,652    12.4     37.6
  Amortization and
   depreciation             28,463         1.2        33.1         41,102         1.7        44.4         61,021     1.8     48.5
  Interest Expense          12,709         0.5       199.8         11,555         0.5        (9.1)        15,099     0.4     30.7
  Acquisition and
   restructuring costs         -           0.0         N/A        124,822         5.1         N/A            -       0.0      N/A
                        -----------      --------             -------------    ---------              ------------ -------

                         2,197,064        93.0        17.5      2,381,392        96.8         8.4      3,175,222    93.0     33.3
                        -----------      --------             -------------    ---------              ------------ -------

Income before income
  taxes                    165,873         7.0        21.1         78,532         3.2       (52.7)       240,595     7.0    206.4
  Provision for income
    taxes                   64,834         2.7        13.7         26,821         1.1       (58.6)        74,155     2.2    176.5
  Minority interest          7,398         0.3        11.5          2,262         0.1       (69.4)           -       0.0      N/A
                        -----------      --------             -------------    ---------              ------------ -------

Net Income               $  93,641         4.0%       27.7     $   49,449         2.0%      (47.2)    $  166,440     4.9%   236.6
                        -----------      --------             -------------    ---------              ------------ -------
                        -----------      --------             -------------    ---------              ------------ -------

Earnings per share         $  1.92                    25.5     $     0.90                   (53.1)    $     2.86            216.3
                        -----------                           -------------                           ------------
                        -----------                           -------------                           ------------

Weighted average common
  and common stock
  equivalent shares
  outstanding           48,688,221                     1.8     54,780,162                    12.5     58,292,971              6.4
                        -----------                           -------------                           ------------
                        -----------                           -------------                           ------------
Operating Ratios
  Commercial loss
   ratio                     78.5%                                  77.5%                                  80.2%
  Government contracts
   ratio                     74.6                                   71.5                                   71.0
  Specialty services
   ratio                     93.3                                   85.9                                   88.0
  Patient service
   ratio                     90.9                                   81.2                                   72.1
  S G & A to total
   revenues                  12.3                                   12.5                                   12.4
  Effective tax rate         39.1                                   34.2                                   30.8

Enrollment
  Commercial :
  Group and individual         828                    25.3            992                    19.8          1,195             20.5
  Medicare risk                 46                    64.3             72                    56.5             87             20.8
  Medicaid                     111                    33.7            112                     0.9            260            132.1
                       -------------               ---------        -------                 ------        -------          -------
                               985                    27.6          1,176                    19.4          1,542             31.1
                       -------------               ---------        -------                 ------        -------          -------

Government
  CHAMPUS PPO and
   Indemnity                    86                   (87.9)           251                   191.9          1,072            327.1
  CHAMPUS HMO                   24                   (90.7)            86                   258.3            457            431.4
                       -------------               ---------        -------                 ------        -------          -------
                               110                   (88.7)           337                   206.4          1,529            353.7
                       -------------               ---------        -------                 ------        -------          -------
    Combined                 1,095                   (37.2%)         1,513                   38.2%         3,071            103.0%
                       -------------               ---------        -------                 ------        -------          -------
                       -------------               ---------        -------                 ------        -------          -------

COMMERCIAL OPERATIONS

    Revenues generated by the Company's commercial operations increased in fiscal year 1996 over fiscal year 1995 due in part to a 31% increase in enrollment from existing lines of business and geographic expansion offset by reductions in commercial premium revenue per member due to continued competitive pricing pressures. Revenues generated by commercial operations in fiscal year 1995 increased over fiscal year 1994 due in part to inclusion of revenues from the January 1994 purchase of Gem and the November 1994 purchases of the Colorado HMO and the Florida Medicaid HMO as well as increased enrollment in existing lines of business. Revenues in fiscal year 1994 increased over fiscal year 1993, reflecting increased enrollment growth and as well as the inclusion of revenue from Gem for the last six months of fiscal year 1994. The Company anticipates revenues to increase during fiscal year 1997 primarily as a result of commercial enrollment growth and revenues related to delivery of health care services pursuant to the Medicaid Mainstream program in California anticipated to commence in mid-fiscal year 1997; however, the rate of increase is not expected to be at the same level as in prior years since, to some extent, prior year increases have resulted from businesses acquired and the Company anticipates continued pressure on its ability to increase premium rates.

    The Company expects continued pressure from employer groups and government agencies to reduce premiums. Health care costs on a per member basis increased slightly for fiscal year 1996 as compared to fiscal year 1995. The commercial loss ratio increased from 77.5% for fiscal year 1995 to 80.2% for fiscal year 1996. The increase in the ratio was due to the continued competitive premium pressures, new enrollees in higher loss ratio products and increased health care
costs.   The commercial loss ratio decreased slightly to 77.5% in fiscal year
1995 from 78.5% in fiscal year 1994. This decrease was due to the emphasis on controlling health care costs. The 1994 loss ratio was impacted by competitive pressures in California offset by greater profitability of the Company's Florida and Arizona HMOs. The Company believes that commercial premiums will increase at lower rates than it has experienced historically, or will be lower than current rates which may adversely affect the commercial loss ratio. The Company continues to seek to mitigate the effects of premium pressures by continued health care cost containment efforts. In addition, as the Company's Medicare risk business increases, the loss ratio may increase, as historically this product has a higher loss ratio than the Company's other commercial products.

GOVERNMENT CONTRACTS

    Government contracts revenue increased in the fiscal year 1996 over fiscal year 1995 primarily due to revenues generated by the Washington/Oregon, Region 6 and California/Hawaii Contracts. These increases were offset by the expiration of the Base Realignment and Closure ("BRAC") Contract. Government contracts revenue for fiscal year 1995 decreased from fiscal year 1994 primarily due to the expiration of the CRI Contract in January 1994. The CRI Contract contributed revenues of $431.3 million in fiscal year 1994. The Company commenced health care delivery under its managed care contract in Louisiana and Texas in May 1993 and under the Washington/Oregon Contract in March 1995. Government contracts revenue is impacted by semi-annual bid price adjustments, annual price increases or decreases, risk sharing provisions and various other price adjustments attributable to change orders for additional services, inflation and other factors.

    The government contracts ratio improved in fiscal years 1994 and 1995. The improvement in those fiscal years was due primarily to lower health care costs under the CRI Contract attributable to effective managed care techniques, shifting of claims processing from an outside vendor to an internal function and increased change order revenue. The government contracts ratio improved slightly during fiscal year 1996 compared to fiscal year 1995. This was due primarily to several of the contracts being in the implementation period. Comparability of the government contracts ratio between periods is dependent on the mix of the contracts that are in the implementation phase versus contracts that are in the health care delivery phase. Administrative expenses relating to both phases are recorded as part of SG&A costs. Once the delivery of health care services begins, however, the expenses related to health care services are recorded either as government contracts health care services or as government contracts subcontractor costs. The government contracts ratio is expected to increase during fiscal year 1997 as health care services will be delivered under all three CHAMPUS contracts during the fiscal year 1997 as compared to staggered implementation during the fiscal year 1996. Health care services commenced in March 1995 under the Washington/Oregon Contract, in November 1995 under the Region 6 Contract and in April 1996 under the California/Hawaii Contract.

SPECIALTY SERVICES

    Specialty services revenues increased substantially during each of the last three fiscal years. A significant part of the increases was due to revenues generated by CalComp, the Company's workers' compensation bill review and third party administration subsidiaries and the acquisition of BICO by CalComp in February 1995.

    The improvement in the specialty services ratio in fiscal year 1995 over that of fiscal year 1994 was primarily due to improvement in the workers' compensation operating ratios, through the successful implementation of managed care programs, which has lowered worker's compensation medical costs, and to the addition of the worker's compensation bill review company, which has a lower administrative component than most of the other specialty services companies. The increase in the specialty services ratio in fiscal year 1996 over that of fiscal year 1995 is primarily due to an increase in the combined ratio in the worker's compensation business as described below.

    Commencing in fiscal year 1994, several significant reforms to the California workers' compensation laws affected CalComp. The reforms address various aspects of the workers' compensation system, including limitations on certain types of claims, restrictions on vocational rehabilitation benefits, additional penalties for fraud and abuse, and reductions in state-mandated minimum premium rates which culminated in open rating in California effective January 1, 1995. Since the acquisition of CalComp, the Company has taken various actions to mitigate the effects of the reforms and the sharp premium declines as a result of the more competitive pricing environment under open rating. These actions include development and implementation of its managed care approach to workers' compensation, continued use of loss prevention and return to work programs, shifting of the risk profile of CalComp's business, increased use of the Company's PPO and blended case management systems (which have reduced the average severity per claim). In addition, to diversify its underwriting risk as a result of reduced premium levels on policies written in California and to take advantage of perceived opportunities because of favorable national workers' compensation reform, the Company started to write workers' compensation policies in states outside of California through BICO, a subsidiary of CalComp, licensed to write insurance in 49 states. Since being purchased in February 1995, BICO has increased its estimated annual premiums inforce to over $100 million, and recognized direct premiums earned of approximately $42 million during fiscal 1996. BICO utilizes the same managed workers' compensation approach as CalComp to manage its claim costs. The Company believes these strategies should contribute to the continued growth of this part of the specialty services operations and partially offset the impact from the changes in the California workers' compensation marketplace.

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

    The following table sets forth CalComp's and its subsidiaries underwriting experience as measured by its combined ratio and its components (computed on a generally accepted accounting principles basis) for the fiscal years ended June 30, 1996, 1995 and the eleven months from August 1, 1993 (the date of acquisition) to June 30, 1994:

                                                   1996      1995      1994
                                                   ----      ----      ----
Loss and loss adjustment expense ratio. . . .      64.2%     62.8%     62.8%
Underwriting expense ratio. . . . . . . . . .      24.5      22.7      24.0
Policyholder dividend ratio . . . . . . . . .       1.1       1.4       7.4
                                                    ---       ---       ---
Combined ratio. . . . . . . . . . . . . . . .      89.8%     86.9%     94.2%
                                                   -----     -----     -----
                                                   -----     -----     -----


    While average premium rates decreased during fiscal 1996, CalComp's loss and loss adjustment expense ratio showed a slight increase of 1.4%. CalComp continues to emphasize writing accounts and classes of business with the potential for lower than average claim severity and higher claim frequency, which permits CalComp's loss control staff and managed workers' compensation programs to reduce the number of reported claims. As a percent of covered insured payroll, the claims frequency rate decreased by 8% during fiscal year 1996 compared to 1995. In addition to frequency as a percent of payroll decreasing, the average cost of new reported claims was 7% lower than new claims reported during fiscal 1995. This reduction in costs is due to the effective use of managed care techniques, which reduces the medical components of loss costs, lower allocated loss adjustment expenses by utilizing more cost efficient hearing representatives, emphasizing returning the injured worker to some form of modified work, and closing claims more quickly. The reductions in claim incidence and cost, and reductions in estimates for prior accident year claims did not fully offset the impact of reductions in premium revenue due to competitive rating, thereby producing a loss and loss adjustment expense ratio that increased by 1.4% from fiscal 1995.

    The underwriting expense ratio increased by 1.8%, primarily due to the reduction in premium rates in fiscal year 1996 over fiscal year 1995. The increase in these costs was greater than the increase in net premiums earned. This ratio, as a percent of net premiums earned, was significantly impacted by the reduction to premium rates in California for policies written after January 1, 1995. Premiums earned in fiscal 1995 included premiums for policies issued prior to the start of competitive rating. Premiums earned in fiscal 1996 were derived primarily from policies written subsequent to the start of competitive rating in California. In addition, operating costs were impacted by the establishment of regional offices for BICO in strategic locations in western and southern states.

    The policyholder dividend ratio for the fiscal year 1996 was 1.1%. In fiscal year 1996, CalComp issued less than 6% of its California policies on a participating basis. This resulted in minimal policyholder dividends accrued. Currently, California policyholders receive the benefit of lower workers' compensation premiums at the inception of their respective policies, as compared to policyholder dividends which were paid after policy expiration. Though CalComp writes participating policies through BICO in states outside of California, the portion of earned premiums represented by this group is relatively small in fiscal year 1996.

    CalComp was able to maintain a consistent loss and loss adjustment expense ratio in fiscal year 1995 through the successful implementation of managed care programs, and the increased use of internal staff to support fair hearing representatives in the settlement of claims, despite the 16% decrease in the minimum rates in California effective October 1, 1994, and the abolishment of minimum rates and the commencement of open rating effective January 1, 1995.
The decrease in the combined ratio from fiscal year 1994 to fiscal year 1995 was primarily due to the 6.0% decrease in the policyholder dividend ratio and the 1.3% reduction in the underwriting expense ratio. The underwriting expense ratio decrease is primarily due to the decrease in employee salaries and benefits to 9.7% of premiums in fiscal year 1995 from 11.0% in fiscal year 1994. CalComp was able to achieve this decrease during a period when net premiums earned increased by 20%; however, approximately one-half of such increase was the result of cancellation of CalComp's quota share reinsurance arrangement effective July 1, 1994. Workers' compensation reforms and increased price competition have also resulted in lower policyholder dividends incurred as policyholders now receive the benefit of lower workers' compensation costs in the form of reduced premiums at the inception of the policy versus policyholder dividends paid after the policy expires.

QUARTERLY RESULTS

    The following table presents unaudited consolidated operating results for the last twelve fiscal quarters. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the Company's consolidated financial statements included elsewhere herein. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year.

                                                                          1ST       2ND       3RD       4TH
                                                                          ---       ---       ---       ---
                                                                        QUARTER   QUARTER   QUARTER   QUARTER
                                                                        -------   -------   -------   -------
                                                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
    FISCAL 1994
    Total revenues . . . . . . . . . . . . . . . . . . . . . . .         $621.3    $637.5    $578.9    $525.2
    Income before income taxes and minority interest . . . . . .          $39.9     $47.7     $40.0     $38.3
    Net income . . . . . . . . . . . . . . . . . . . . . . . . .          $22.3     $27.3     $22.4     $21.7
    Earnings per share . . . . . . . . . . . . . . . . . . . . .          $0.47     $0.56     $0.46     $0.44
    FISCAL 1995
    Total revenues . . . . . . . . . . . . . . . . . . . . . . .         $594.4    $598.5    $615.6    $651.4
    Income (loss) before income taxes and minority interest. . .          $39.3    $(76.8)    $57.8     $58.2
    Net income (loss). . . . . . . . . . . . . . . . . . . . . .          $23.7    $(49.3)    $36.3     $38.8
    Earnings (loss) per share. . . . . . . . . . . . . . . . . .          $0.48    $(0.90)    $0.63     $0.68
    FISCAL 1996
    Total revenues . . . . . . . . . . . . . . . . . . . . . . .         $722.4    $768.0    $867.8   $1057.6
    Income before income taxes . . . . . . . . . . . . . . . . .          $59.7     $61.4     $60.8     $58.7
    Net income . . . . . . . . . . . . . . . . . . . . . . . . .          $39.4     $41.7     $41.8     $43.5
    Earnings per share . . . . . . . . . . . . . . . . . . . . .          $0.69     $0.71     $0.72     $0.74


LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $156.8 million for the year ended June 30, 1996 as compared to $201.8 million for the prior year. The change is principally due to timing of the receipt or payment of amounts under government contracts as revenues are received monthly in arrears under the current CHAMPUS contracts, while previously some contracts were prepaid. The Company's cash and investments increased from $795.3 million at June 30, 1995 to $939.8 million at June 30, 1996. The Company invests its cash in investment grade securities.

    During fiscal year 1997, the Company expects capital expenditures to approximate $85.8 million, primarily consisting of $78.2 million for the purchase of computer hardware and software systems; $4.1 million for the purchase of furniture and equipment; and $3.5 million for other requirements. Other assets increased over the amount at June 30, 1995, which is primarily due to increases in pharmacy rebates, trade receivables, notes receivable related to IPA sales and the cash surrender value of life insurance policies related to the non-qualified defined benefit pension plans.

    In January 1996, the Company sold its affiliated California IPAs to FPA for a purchase price consisting of cash and a promissory note payable over 10 years, see notes 1 and 11 to the Consolidated Financial Statements. The notes receivable under the revolving credit agreements with the IPAs in the amount of $10 million were repaid to the Company and terminated in connection with the transaction.

    In connection with construction of its health care centers and of its administrative facilities the Company has a $60 million tax-retention operating lease financing with Nations Bank of Texas, N.A., as Administrative Agent for the Lenders parties thereto and First Security Bank of Utah, N.A., as Owner Trustee (the "TROL" financing). As of June 30, 1996, approximately $26 million of the TROL financing had been used for construction of health care centers. The Company expects that up to $5 million of the TROL financing will be used during fiscal year 1997 for the construction of its administrative facilities.

    On June 28, 1996, the Company and the sole shareholder of the Foundation Health Medical Group, Inc. and Thomas-Davis Medical Centers, P.C. (collectively referred to as the "Medical Groups") entered into a Stock and Note Purchase Agreement whereby the Company will sell all the outstanding stock of Foundation Health Medical Services ("FHMS"), its management services organization, and the shareholder will sell all the outstanding stock of the holding company for the Medical Groups to FPA. The aggregate consideration consists of $2 million cash, $75 million of FPA common stock, $22 million bridge note due five months after closing and bearing a floating interest rate and a $12 million note to be consolidated with the assumption of the intercompany indebtedness of FHMS, the holding company and the Medical Groups to FHC by FPA (estimated to be $80 million as of June 30, 1996, which amount will be adjusted for liabilities incurred, up to $12 million, between June 30, 1996 and the closing of the transaction, currently anticipated for October 1, 1996). The consolidated note will bear interest at a floating rate with amortization of principal on a 15 year schedule with the remaining principal and accrued interest due 84 months after close. FPA will also assume other liabilities owed by FHMS, the Holding Company and the Medical Groups to third parties (estimated to be $41 million as of June 30, 1996). The promissory notes will be secured by the assets and stock of the FPA, the purchasing company, FHMS, the holding company and the Medical Groups. The promissory notes will be guaranteed by FPA. The Company's affiliated health plans in Arizona, California and Florida will have agreed to pay to FPA an aggregate of $55 million during the period commencing August 1996 through December 1998 for continued and uninterrupted access as defined in the Purchase Agreement to the professional providers of the IPAs and the Medical Groups for the Company's affiliated health plan enrollees.

    In December 1994, the Company established a $300 million unsecured revolving credit agreement with Citicorp USA, Inc. as Administrative Agent (the "Credit Agreement") for the lenders parties thereto. As of August 15, 1996, the Company has drawn $230 million under the Credit Agreement. In June 1993, the Company issued $125 million of Senior Notes due June 1, 2003, which bear interest at 7.75% due semiannually (the "Senior Notes"). See Notes 7 and 13 to the Consolidated Financial Statements for a more detailed description of the TROL financing, the Credit Agreement and the Senior Notes.

    In April 1993, the Company established a stock repurchase program (as amended) to acquire from time to time up to 5.7 million shares of the Company's common stock in the open market at prices deemed appropriate by management and subject to market conditions and other relevant factors. As of June 30, 1996, the Company had repurchased 1,795,500 shares under the program, 250,000 of which were repurchased in fiscal year 1996.

    The Company's regulated subsidiaries are required to maintain minimum tangible net equity or capital and surplus. As of June 30, 1996, restricted net assets of the subsidiaries totaled approximately $71.5 million. Certain subsidiaries must also maintain current ratios of 1:1. During fiscal year 1996, the Company contributed or advanced approximately $115 million to various of its subsidiaries to allow them to support and expand premium and revenue growth and to meet rating and regulatory agency requirements. As the Company's businesses continue to grow, the Company expects to contribute additional cash to certain subsidiaries to support premium and revenue growth. Subsequent to June 30, 1996, the Company drew down $65 million on its Credit Agreement to support premium and revenue growth in its insurance subsidiaries. Certain of the Company's regulated subsidiaries are required to keep securities on deposit in various states where they are licensed. At
June 30, 1996, approximately $405 million in securities were restricted to satisfy various state regulatory and licensing requirements.

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

    The Company currently believes its available cash resources will be sufficient to meet its current operating requirements and internal development and integration activities. However, external financing sources may be required to sustain growth in certain of the Company's regulated subsidiaries during fiscal year 1997. There currently are no other material definitive commitments for future use of the Company's available cash resources; however management continually evaluates opportunities to expand its operations, which includes internal development of new products and programs and may include additional acquisitions.

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

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("FAS No. 121"). The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amounts or fair value less cost to sell. This Statement will be effective for the Company beginning in fiscal 1997. Adoption of FAS No. 121 is not expected to have a significant effect on the Company's consolidated financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and related financial information required to be filed hereunder are set forth at the pages indicated at Item 14(a) of this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                     ------------

    The Company's 1996 Annual Report to Stockholders is not to be deemed filed as a part of this Report.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this Report:

1.  FINANCIAL STATEMENTS.

    The following Consolidated Financial Statements of Foundation Health Corporation and its subsidiaries and the Independent Auditors' Report therein are filed as part of this Report:

Independent Auditors' Report
Consolidated Balance Sheets as of June 30, 1995 and 1996 Consolidated Statements of Operations for the years ended June 30, 1994, 1995 and 1996
Consolidated Statements of Stockholders' Equity for the years ended June 30, 1994, 1995 and 1996
Consolidated Statements of Cash Flows for the years ended June 30, 1994, 1995 and 1996
Notes to Consolidated Financial Statements


The independent auditors' reports for predecessor companies for the year ended December 31, 1993 are included in Exhibits 13.1, 13.2 and 13.3

2. FINANCIAL STATEMENT SCHEDULE AND OTHER FINANCIAL INFORMATION. The following financial statement schedule and other financial information of Foundation Health Corporation and its subsidiaries are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Foundation Health Corporation:

SCHEDULE
- --------
Article 5, Schedule I - Condensed Financial Information of Registrant

OTHER FINANCIAL INFORMATION
- ---------------------------
Section 403.04.b - Reconciliation of Beginning and Ending Class
Reserves and Exhibit of Deficiencies (Redundancies)

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. EXHIBITS. The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Report.

Executive Compensation Plans and Arrangements:

     A. 1990 Stock Option Plan of Foundation Health Corporation (as amended and restated effective August 15, 1996) - Exhibit 10.102;

     B. Foundation Health Corporation Profit Sharing and 401(k) Plan (as amended and restated effective January 1, 1994) - Exhibit 10.103; Form 10-K filed September 27, 1995;

     C. Executive Incentive Plan of Foundation Health Corporation - Exhibit 10.3; Form 10-K filed September 23, 1994;

     D.   Employment Agreement between Foundation Health Corporation and Daniel
D. Crowley dated April 30, 1994 - Exhibit 10.84; Registration Statement No. 33-80432;

     E.   Employment Agreement between Foundation Health Corporation and Steven
D. Tough dated April 22, 1994 - Exhibit 10.86; Registration Statement No. 33-80432; Amended May 1, 1996- Exhibit 10.108;

     F.   Employment Agreement between Foundation Health Corporation and Allen
J. Marabito dated April 22, 1994 - Exhibit 10.88; Registration Statement No. 33-80432; Amended May 1, 1996- Exhibit 10.107;

     G.   Employment Agreement between Foundation Health Corporation and Jeffrey
L. Elder dated April 22, 1994 - Exhibit 10.85; Registration Statement No. 33-80432; Amended May 1, 1996- Exhibit 10.106;

     H. Employment Agreement between Foundation Health Corporation and Kirk A. Benson dated April 22, 1994 - Exhibit 10.87; Registration Statement No. 33-80432; Amended May 1, 1996- Exhibit 10.105;

     I. Employee Stock Purchase Plan - Exhibit 10.53; Registration Statement No. 33-38867;

     J. Amended and Restated Foundation Health Corporation Deferred Compensation Plan - Exhibit 10.99; Form 10-K filed September 27, 1995;

     K. Foundation Health Corporation Supplemental Executive Retirement Plan, as amended and restated - Exhibit 10.100; Form 10-K filed September 27, 1995;

     L. Foundation Health Corporation Executive Retiree Medical Plan, as amended and restated - Exhibit 10.101; Form 10-K filed September 27, 1995;

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 1996:

          May 2, 1996 (related to pooling of interests 30 day combined financial statements for Managed Health Network, Inc. acquisition)

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FOUNDATION HEALTH CORPORATION

                              By   /s/ DANIEL D. CROWLEY
                                   ---------------------

                                   Daniel D. Crowley
                                   CHAIRMAN, PRESIDENT AND
                                   CHIEF EXECUTIVE OFFICER

Dated: August 30, 1996


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

/s/ DANIEL D. CROWLEY         Director, President and Chief      August 30, 1996
- ---------------------         Executive Officer (Principal
Daniel D. Crowley             Executive Officer) and Chairman
                              of the Board
/s/ DAVID A. BOGGS            Director                           August 30, 1996
- ------------------
David A. Boggs
/s/ JEFFREY L. ELDER          Director, Senior Vice              August 30, 1996
- --------------------          President-Chief Financial
Jeffrey L. Elder              Officer (Principal Financial and
                              Accounting Officer)
/s/ PATRICK FOLEY             Director                           August 30, 1996
- -----------------
Patrick Foley
/s/ EARL B. FOWLER            Director                           August 30, 1996
- ------------------
Earl B. Fowler
/s/ RICHARD W. HANSELMAN      Director                           August 30, 1996
- ------------------------
Richard W. Hanselman
/s/ ROSS D. HENDERSON, M.D    Director                           August 30, 1996
- --------------------------
Ross D. Henderson, M.D.
/s/ FRANK A. OLSON            Director                           August 30, 1996
- ------------------
Frank A. Olson
/s/ RICHARD J. STEGEMEIER     Director                           August 30, 1996
- -------------------------
Richard J. Stegemeier
/s/ STEVEN D. TOUGH           Director                           August 30, 1996
- -------------------
Steven D. Tough
/s/ RAYMOND S. TROUBH         Director                           August 30, 1996
- ---------------------
Raymond S. Troubh

                            FOUNDATION HEALTH CORPORATION

                          CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995 AND 1996

                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Foundation Health Corporation

     We have audited the accompanying consolidated balance sheets of Foundation Health Corporation and its subsidiaries (the "Company") as of June 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule of Condensed Financial Information listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of CareFlorida Health Systems, Inc. and a wholly-owned subsidiary of Foundation Health Corporation on October 31, 1994, and to the merger of Foundation Health Corporation and Thomas-Davis Medical Centers, P.C. on November 1, 1994, both of which have been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the statements of income, stockholders' equity and cash flows of Thomas-Davis Medical Centers, P.C., for the year ended December 31, 1993, which statements reflect total revenues of $419,283,000. We also did not audit the statements of income, stockholders' equity and cash flows of CareFlorida Health Systems, Inc. for the year ended December 31, 1993, which statements reflect total revenues of $154,122,000. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Thomas-Davis Medical Centers, P.C. and CareFlorida Health Systems, Inc. for such period, is based solely on the reports of the other auditors. As described in Note 1 to the consolidated financial statements, subsequent to the issuance of the reports of the other auditors, the financial statements of Thomas-Davis Medical Centers, P.C. and CareFlorida Health Systems, Inc. were restated to conform to the fiscal year of Foundation Health Corporation for the year ended June 30, 1994.

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

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foundation Health Corporation and its subsidiaries as of June 30, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also audited the adjustments described in Note 1 that were applied to restate the 1993 financial statements of Thomas-Davis Medical Centers, P.C. and CareFlorida Health Systems, Inc. In our opinion, such adjustments are appropriate and have been properly applied.

DELOITTE & TOUCHE LLP
Sacramento, California
July 25, 1996

                            FOUNDATION HEALTH CORPORATION



                             CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                        ASSETS
                                                              JUNE 30,
                                                   ----------------------------
                                                         1995          1996
                                                   -------------  -------------
Cash and cash equivalents                            $  203,937    $  224,838
Investments :
   Available for sale investments                       541,596       683,023
   Held to maturity investments                          49,745        31,891
Amounts receivable under government contracts            81,089       182,062
Reinsurance receivable                                   98,255        94,662
Premium and patient receivables, net of allowance
  for doubtful accounts of $11,915 and $13,675 at
  June 30, 1995 and 1996                                100,727       139,501
Property and equipment, net                             230,278       277,206
Goodwill and other intangible assets, net               409,342       409,514
Deferred income taxes                                    65,673        42,526
Other assets                                            183,565       341,176
                                                   -------------  -------------
                                                   $  1,964,207  $  2,426,399
                                                   -------------  -------------
                                                   -------------  -------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Reserves for claims, losses and loss adjustment
  expenses                                           $  700,281     $  883,911
Notes payable, capital leases and other
  financing arrangements                                180,054        318,668
Amounts payable under government contracts               47,584         52,948
Accrued dividends to policyholders                       16,405          9,726
Other liabilities                                       262,984        226,557
                                                   -------------  -------------
                                                      1,207,308      1,491,810
                                                   -------------  -------------

Stockholders' equity
   Common stock and additional paid-in capital,
     $.01 par value, 100,000,000 shares
     authorized, 57,142,606 and 58,825,753
     shares issued and outstanding at
     June 30, 1995 and 1996                             518,671        533,855
   Retained Earnings                                    244,249        410,689
   Unrealized investment gains and losses,
     net of taxes                                        (2,974)        (6,908)
   Common stock held in treasury, at cost                (3,047)        (3,047)
                                                   -------------  -------------
                                                        756,899        934,589
                                                   -------------  -------------
                                                   $  1,964,207   $  2,426,399
                                                   -------------  -------------
                                                   -------------  -------------


   The accompanying notes are an integral part of these consolidated financial statements.

                            FOUNDATION HEALTH CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                   YEAR ENDED JUNE 30,
                                        ---------------------------------------
                                           1994         1995           1996
                                        -----------  -----------    -----------
REVENUES:
   Commercial premiums                  $ 1,358,616  $ 1,664,509    $ 2,002,695
   Government contracts                     542,726      187,493        586,011
   Specialty services revenue               380,726      509,807        699,854
   Patient service revenue, net              41,358       41,323         50,244
   Investment and other income               39,511       56,792         77,013
                                        -----------  -----------    -----------
                                          2,362,937    2,459,924      3,415,817
                                        -----------  -----------    -----------

EXPENSES:
   Commercial health care services        1,067,027    1,290,367      1,607,073
   Government contracts health care
     services                               152,185       67,508        375,480
   Government contracts subcontractor
     costs                                  252,743       66,551         40,572
   Specialty services costs                 355,208      438,124        616,109
   Patient service costs                     37,599       33,561         36,216
   Selling, general and administrative      291,130      307,802        423,652
   Amortization and depreciation             28,463       41,102         61,021
   Interest expense                          12,709       11,555         15,099
   Acquisition and restructuring costs            -      124,822              -
                                        -----------  -----------    -----------
                                          2,197,064    2,381,392      3,175,222
                                        -----------  -----------    -----------

Income before income taxes and
     minority interest                      165,873       78,532        240,595
   Provision for income taxes                64,834       26,821         74,155
   Minority interest                          7,398        2,262              -
                                        -----------  -----------    -----------
Net income                              $    93,641  $    49,449    $   166,440
                                        -----------  -----------    -----------
                                        -----------  -----------    -----------
Earnings per share                      $      1.92  $      0.90    $      2.86
                                        -----------  -----------    -----------
                                        -----------  -----------    -----------
   Weighted average common and common
   stock equivalent shares outstanding   48,688,221   54,780,162     58,292,971
                                        -----------  -----------    -----------
                                        -----------  -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                            FOUNDATION HEALTH CORPORATION

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     COMMON STOCK                        UNREALIZED
                                          COMMON STOCK             HELD IN TREASURY                      INVESTMENT
                                   -------------------------    ----------------------      RETAINED  GAINS AND LOSSES,
                                     SHARES          AMOUNT       SHARES       AMOUNT       EARNINGS    NET OF TAXES     TOTAL
                                   ----------     ----------    ---------    ---------     ----------   ------------ ----------

Balance at June 30, 1993          47,219,097     $  248,911    3,381,713    $  (9,667)    $  103,154         $  -   $  342,398
Issuance of common
   stock - net                     2,087,971          1,627            -            -              -            -        1,627
Purchase of treasury
   stock                          (1,400,281)                  1,400,281      (27,666)             -            -      (27,666)
Exercise of stock options            572,347          8,661            -            -              -            -        8,661
Assumption of stock
   options                                 -            367            -            -              -            -          367
Tax benefits related to
   stock options exercised                 -          5,410            -            -              -            -        5,410
Dividends paid by
   predecessor company                     -              -            -            -         (1,995)           -       (1,995)
Net income                                 -              -            -            -         93,641            -       93,641
                                  ----------     ----------   ----------   ----------     ----------   ----------    ---------
Balance at June 30, 1994          48,479,134        264,976    4,781,994      (37,333)       194,800            -      422,443
Cumulative effect of
   adoption of SFAS
   No. 115, net of taxes                   -              -            -            -              -       (9,019)      (9,019)
Issuance of common stock           8,432,676        280,465            -            -              -            -      280,465
Purchase of treasury
   stock                            (100,000)             -      100,000       (3,047)             -            -       (3,047)
Retirement of treasury
   stock                                   -        (37,333)  (4,781,994)      37,333              -                         -
Exercise of stock options            330,796          5,920            -            -              -            -        5,920
Tax benefits related to
   stock options exercised                 -          4,643            -            -              -            -        4,643
Net unrealized holding                                                                                                    -
  gains                                    -              -            -            -              -        6,045        6,045
Net income                                 -              -            -            -         49,449            -       49,449
                                  ----------     ----------   ----------    ---------     ----------   ----------   ----------
Balance at June 30, 1995          57,142,606        518,671      100,000       (3,047)       244,249       (2,974)     756,899
Issuance of common
   stock - net                       875,160            (86)     250,000       (8,384)             -            -       (8,470)
Exercise of stock options            807,987         16,932            -            -              -            -       16,932
Retirement of treasury
   stock                                   -         (8,384)    (250,000)       8,384              -            -         -
Tax benefits related to
   stock options exercised                 -          6,722            -            -              -            -        6,722
Net unrealized holding
   loss                                    -              -            -            -              -       (3,934)      (3,934)
Net income                                 -              -            -            -        166,440            -      166,440
                                  ----------     ----------   ----------   ----------     ----------   ----------   ----------
Balance at June 30, 1996          58,825,753     $  533,855      100,000    $  (3,047)    $  410,689    $  (6,908)  $  934,589
                                  ----------     ----------   ----------   ----------     ----------   ----------   ----------
                                  ----------     ----------   ----------   ----------     ----------   ----------   ----------



    The accompanying notes are an integral part of these consolidated financial statements.

                            FOUNDATION HEALTH CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)

                                                          YEAR ENDED JUNE 30,
                                                  ----------------------------------
                                                    1994        1995        1996
                                                  --------    ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES :
Net income                                      $  93,641   $  49,449   $ 166,440
Adjustments to reconcile net income to
  cash provided by operating activities
Amortization and depreciation                      28,389      40,981      61,021
Amortization of bond discounts                      3,719       5,396       2,769
Noncash restructuring costs                             -      11,486         -
Gain on sale of IPAs                                    -           -     (10,427)
Change in assets and liabilities, net of
  effects from acquisition of businesses:
Premium and patient receivables, net               11,577         912     (35,539)
Reinsurance receivable                              7,117      25,583       3,712
Other assets                                      (28,266)    (40,164)    (95,561)
Amounts receivable/payable under
  government contracts                            (10,761)     51,730     (95,609)
Reserves for claims, losses and loss
  adjustment expenses                              18,071      59,645     180,071
Accrued dividends to policyholders                  7,115     (13,621)     (6,679)
Other liabilities                                  22,636      27,631     (38,324)
Deferred income taxes, net                        (9,219)     (17,265)     24,932
                                               ----------  ----------   ----------
Net cash from operating activities               144,019      201,763     156,806
                                               ----------  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES :
Purchases of available for sale investments             -    (765,510)   (599,302)
Sales and maturities of available for
  sale investments                                      -     770,673     459,852
Purchases of held to maturity investments               -     (39,112)     (8,970)
Maturities of held to maturity investments              -      80,034      17,553
Purchases of short-term investments             (367,253)           -         -
Sales and maturities of short-term
  investments                                    435,201            -         -
Purchases of fixed maturity investments         (731,324)           -         -
Sales and maturities of fixed maturity
  investments                                    641,404            -         -
Acquisition of property and equipment            (46,363)    (107,257)    (79,419)
Increase in goodwill and other
  intangible assets                               (1,171)     (42,126)    (11,624)
Increase in other assets                         (10,543)     (35,376)    (49,647)
Acquisition of businesses, net of cash
  acquired                                       (62,545)     (41,874)     (1,813)
                                               ----------  ----------   ----------
Net cash used for investing activities          (142,594)    (180,548)   (273,370)
                                               ----------  ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES :
Principal payments on notes payable and
  capital leases                                  (8,218)     (16,451)    (17,287)
Proceeds from issuance of notes payable
  and capital leases                                 300       20,000     147,401
Proceeds from issuance of common stock - net       1,627        6,448       1,254
Proceeds from exercise of stock options            8,661        5,920      16,932
Tax benefits related to stock options              5,410        4,643       6,722
Stock repurchase and other adjustments
  related to mergers                             (27,666)      (3,047)    (17,557)
Dividends paid by predecessor company             (1,995)           -         -
                                               ----------  ----------   ----------
Net cash from (used for) financing
  activities                                     (21,881)      17,513     137,465
                                               ----------  ----------   ----------
Net increase (decrease) in cash and cash
  equivalents                                    (20,456)      38,728      20,901
Cash and cash equivalents, beginning of
  year                                           185,665      165,209     203,937
                                               ----------  ----------   ----------
Cash and cash equivalents, end of year         $ 165,209   $  203,937  $  224,838
                                               ----------  ----------   ----------
                                               ----------  ----------   ----------
SUPPLEMENTAL CASH FLOWS DISCLOSURE :
  Interest paid                                $  14,004    $  13,907   $  15,104
  Income taxes paid                               64,426       47,792      10,662
  Noncash investing and financing activities
    Capital lease obligations                      2,378            -         824
    Deferred compensation                          5,383        5,429       2,867
    Transfer of investments from held to
        maturity to available for sale                  -           -       9,090

  Acquisition of businesses :
    Assets acquired                            $ 532,331    $ 392,509    $ 26,090
    Liabilities assumed                         (439,740)     (49,506)    (13,239)
    Issuance of notes payable held in escrow      (4,359)      (7,909)          -
    Issuance of common stock                            -    (274,017)     (6,631)
                                               ----------  ----------   ----------
    Cash paid                                     88,232       61,077       6,220
    Less cash acquired                           (25,687)     (19,203)     (4,407)
                                               ----------  ----------   ----------
    Net cash paid                              $  62,545    $  41,874    $  1,813
                                               ----------  ----------   ----------
                                               ----------  ----------   ----------

The accompanying notes are an integral part of these consolidated financial statements.

                            FOUNDATION HEALTH CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - DESCRIPTION OF BUSINESS

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

    The Company's wholly-owned subsidiary, Foundation Health Federal Services, Inc. ("Federal Services"), administers large, multi-year managed care government contracts. Federal Services subcontracts to affiliated and unrelated third parties the administration and health care risk of parts of these contracts. These programs include: (i) a CHAMPUS managed care contact in Washington and Oregon to provide health care services to approximately 227,000 CHAMPUS-eligible beneficiaries which commenced health care services in March 1995 (the "Washington/Oregon Contract"), (ii) a similar contract in Texas, Louisiana, Arkansas and Oklahoma to provide health care services to approximately 590,000 CHAMPUS-eligible beneficiaries which commenced delivery of health care services in November 1995 (the "Region 6 Contract") and (iii) the multi-year TRICARE managed care contract to provide health care services to approximately 720,000 CHAMPUS-eligible beneficiaries in California and Hawaii which commenced delivery of health care services in April 1996 (the "California/Hawaii Contract")

    Federal Services also administers contracts in Massachusetts, New Jersey, Georgia and Maine to enroll Medicaid eligible individuals in managed care programs in those states. Federal Services is not at risk for the provision of any health care services under any of these contracts.

    The Company's specialty services subsidiaries offer managed care products related to workers' compensation insurance, administration and cost containment, behavioral health, dental, vision, and pharmaceutical products and services. The Company's largest specialty services subsidiary, California Compensation Insurance Company ("CalComp"), acquired in August 1993, is primarily engaged in writing workers' compensation insurance in California. CalComp enables the Company to utilize its managed care capabilities and provider networks to reduce the medical costs associated with workers' compensation claims and provides the Company with the ability to market "24 hour" risk products covering employees for medical care both on and off the job. In February 1995, the Company acquired Business Insurance Company ("BICO"). BICO was acquired to geographically diversify CalComp's underwriting risk as a result of reduced premium levels on policies written in California and to take advantage of perceived opportunities because of favorable national workers' compensation reform. BICO is licensed to write workers' compensation policies in 49 states.

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

    On June 28, 1996, the Company and the sole shareholder of the holding Company of Thomas-Davis Medical Centers, P.C. and Foundation Health Medical Group, Inc. (collectively referred to as the "Medical Groups") entered into a Stock and Note Purchase Agreement with FPA Medical Management, Inc. ("FPA") whereby the Company will sell all the outstanding stock of Foundation Health Medical Services ("FHMS"), its management services organization, and the shareholder will sell all the outstanding stock of the holding company for the Medical Groups to FPA and certain of its affiliated entities. The aggregate consideration consists of $2 million cash, $75 million of FPA common stock, $22 million bridge note due five months after closing and bearing a floating interest rate and a $12 million note to be consolidated with the assumption of the intercompany indebtedness of FHMS, the holding company and the Medical Groups to FHC by FPA (estimated to be $80 million as of June 30, 1996, which amount will be adjusted, up to $12 million, for liabilities incurred between June 30, 1996 and the closing of the transaction, currently anticipated for October 1,
1996). The consolidated note will bear interest at a floating rate with amortization of principal on a 15 year schedule with the remaining principal and accrued interest due 84 months after close. FPA will also assume other liabilities owed by FHMS, the Holding Company and the Medical Groups to third parties (estimated to be $41 million as of June 30, 1996). The promissory notes will be secured by the assets and stock of FPA, the purchasing company, FHMS, the holding company and the Medical Groups. The promissory notes will be quaranteed by FPA. The Company's affiliated health plans in Arizona, California and Florida have agreed to pay to FPA an aggregate of $55 million during the period commencing August 1996 through December 1998 for continued and uninterrupted access as defined in the Purchase Agreement to the professional providers of the IPAs and the Medical Groups for the Company's affiliated health plan enrollees. This transaction will be recorded in the financial statements in the quarter it closes.

    The Company owns and operates two hospitals, the East Los Angeles Doctors Hospital, a 128-bed general hospital located in East Los Angeles, California and the Memorial Hospital of Gardena, a 200-bed general hospital located in Gardena, California (the "Hospitals"). The health care services provided by the Hospitals are general medical and surgical services, subacute, pediatrics, intensive and coronary care, physical therapy, respiratory care and emergency room services. The Hospitals received approximately 79% of their revenues from Medicare and Medicaid programs during the year ended June 30, 1996.

CONSUMMATED BUSINESS ACQUISITIONS - POOLING TRANSACTIONS

FISCAL YEAR 1995

    On October 31, 1994, 6,862,051 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of CareFlorida Health Systems, Inc. ("CareFlorida"). At the time of acquisition, CareFlorida provided comprehensive health care services to approximately 143,000 members in Florida through its HMO and PPO subsidiaries.

    On November 1, 1994, 13,124,027 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of TDMC, including its majority interest of 60.5% of the outstanding common stock of Intergroup Healthcare Corporation ("Intergroup"). Additionally, 7,577,336 shares were issued for the purchase of the remaining 39.5% minority interest of Intergroup. All outstanding Intergroup options were exchanged for options to purchase 500,290 shares of the Company's common stock. TDMC employed approximately 190 physicians at the date of merger who provided health care services to patients in Arizona through 15 primary care centers, five urgent care centers, two behavioral health centers and one surgery center. At the time of merger, Intergroup provided comprehensive health care services to approximately 379,000 HMO and life and accident insurance members and 104,000 PPO members primarily in Arizona and Utah.

    In connection with the mergers of CareFlorida, TDMC and Intergroup in fiscal 1995, the Company recorded a charge for acquisition, restructuring and merger costs of $124.8 million.

    The acquisition and restructuring charge represented the costs of acquiring and consolidating the companies' management information systems and administrative functions and positioning the Company to take advantage of best practices in health care delivery systems and managed care techniques after the mergers.

    The components of this charge included (in millions):


    Professional fees. . . . . . . . . . . . . . . . . . .          $21.5
    Cancellation of certain contractual obligations and
      other settlement costs . . . . . . . . . . . . . . .           27.1
    Write-off of certain redundant hardware, software and
      other settlement costs . . . . . . . . . . . . . . .           17.9
    Elimination of duplicate facilities. . . . . . . . . .           13.0
    Transition and severance related payments to
    employees. . . . . . . . . . . . . . . . . . . . . . .           36.5
    Other integration and restructuring. . . . . . . . . .            8.8
                                                                   ------
    Total. . . . . . . . . . . . . . . . . . . . . . . . .         $124.8
                                                                   ------
                                                                   ------


    These costs satisfy the definition of "exit costs" as set forth in Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," that are directly related to the mergers. The Company has substantially completed its integration and restrurcturing of the combined entities as of June 30, 1996.

    In accordance with the pooling of interests method of accounting the Company's consolidated financial statements and notes thereto have been restated to include the accounts of TDMC (including its 60.5% interest in Intergroup) and CareFlorida for all periods presented. Prior to the mergers, CareFlorida and TDMC each reported on a calendar year basis. Accordingly, the consolidated financial statements include CareFlorida's and TDMC's financial statements restated to the Company's fiscal year basis. Separate and combined results of the Company, CareFlorida and TDMC for the period prior to consummation of the mergers are as follows (in thousands):


                                                           YEAR ENDED JUNE 30
                                                           ------------------
                                                                   1994
                                                                   ----
Revenues:
    Foundation Health Corporation - as previously
      reported . . . . . . . . . . . . . . . . . . . . . .      $1,717,821
    TDMC- year ended December 31, 1993 . . . . . . . . . .         419,283
    CareFlorida- year ended December 31, 1993. . . . . . .         154,122
    Adjustments (1). . . . . . . . . . . . . . . . . . . .          71,711
                                                                ----------

Combined . . . . . . . . . . . . . . . . . . . . . . . . .      $2,362,937
                                                                ----------
                                                                ----------

Net income:
    Foundation Health Corporation - as previously
      reported . . . . . . . . . . . . . . . . . . . . . .         $82,153
    TDMC- year ended December 31, 1993 . . . . . . . . . .           4,841
    CareFlorida- year ended December 31, 1993. . . . . . .           6,664
    Adjustments (1). . . . . . . . . . . . . . . . . . . .             (17)
                                                                 ---------

Combined . . . . . . . . . . . . . . . . . . . . . . . . .         $93,641
                                                                 ---------
                                                                 ---------



(1) Primarily reflects adjustments to calendar year results to conform to the Company's fiscal year reporting and certain reclassifications to conform to the Company's presentation.

FISCAL YEAR 1996

    In March 1996 the Company issued stock for Managed Health Network, Inc. and its subsidiaries (collectively "MHN"), a privately held company providing employee assistance and managed behavioral health programs to more than 2.7 million covered lives through its subsidiaries, in a stock-for-stock, pooling of interest transaction valued at approximately $45 million. The Company has determined that the impact on prior years' financial statements of restatement of the Company's financial statements as a result of the MHN merger would not be significant and therefore, has combined MHN's net assets as of March 6, 1996, the date of acquisition, with the Company's consolidated financial statements.

CONSUMMATED BUSINESS ACQUISITIONS (PURCHASE TRANSACTIONS) AND DISPOSITIONS

FISCAL YEAR 1994

    In July 1993, the Company acquired all of the outstanding common stock of Managed Alternative Care, a subacute care management company, for $6,000,000, paid in cash, which resulted in goodwill of $5,500,000.

    In August 1993, the Company acquired all of the outstanding common stock of a holding company primarily engaged in writing workers' compensation insurance in California through its wholly-owned subsidiary, CalComp, for $65,268,000, paid in cash. In addition, all outstanding options were exchanged for options to purchase 29,475 shares of the Company's common stock. The acquisition resulted in goodwill of $5,001,000.

    Effective January 1, 1994, the Company acquired substantially all of the outstanding shares of common stock of Gem Holding Corporation ("Gem"), a holding company primarily engaged in writing health, individual life, annuities, group life, disability and dental insurance. At the date of acquisition, Gem provided services to approximately 83,000 individuals in six western states. The purchase price was $17,800,000 which was paid in cash. The acquisition resulted in goodwill of approximately $4,500,000.

    In April 1994, the Company acquired all of the outstanding common stock of Premier Medical Network ("Premier"). Premier provides third party administrative services to approximately 98,000 individuals through a PPO network in Utah. The purchase price was $1,500,000, paid in cash. The acquisition resulted in goodwill of $1,200,000.

FISCAL YEAR 1995

    In July 1994, the Company acquired all of the outstanding common stock of The Noetics Group and all of the assets of Reviewco for consideration consisting of the issuance of 378,358 shares of the Company's common stock valued at $16 million, 118,236 shares of common stock valued at $5 million, which was placed in escrow and cash of $16 million. The release of the escrow shares was subject to the attainment of certain profitability targets by Reviewco. The escrow was terminated as of July 31, 1996. The acquisition resulted in goodwill of $27,773,000. The Noetics Group provides workers' compensation third party administration services for self-funded employers. Reviewco operates a medical bill review and cost-containment business for the workers' compensation industry.

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

                                                              PRO FORMA
                                                         YEAR ENDED JUNE 30,
                                                         -------------------
                                                         1994          1995
                                                         ----          ----

Total revenues . . . . . . . . . . . . . . . . . . .    $2,362.9     $2,459.9
                                                        --------     --------
                                                        --------     --------
Net income . . . . . . . . . . . . . . . . . . . . .       $96.9        $50.6
                                                        --------     --------
                                                        --------     --------
Earnings per share . . . . . . . . . . . . . . . . .       $1.74        $0.89
                                                        --------     --------
                                                        --------     --------

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

    In February 1995, CalComp acquired, BICO, a 50-state licensed property and casualty company, for an aggregate purchase price of $13,201,000, consisting of the fair market value of investments and intangible assets which was paid in cash at closing. This company which had no insurance business in force at closing enables CalComp to geographically expand its managed care workers' compensation products. No goodwill was recorded as a result of this transaction.


FISCAL YEAR 1996

    On June 28, 1996, the Company acquired the remaining minority interest in the Utah HMO operations for approximately $5.8 million and at the same time sold its financial interest in Premier Medical Network in Utah for approximately $7.1 million.

    In September 1995, the Company acquired a medical practice and related facilities in Arizona for approximately $6.2 million.

    In January 1996, the Company sold its affiliated California IPAs to FPA for a purchase price consisting of cash and a promissory note payable over 10 years. The notes receivable under the revolving credit agreements with the IPAs in the amount of $10 million were repaid to the Company and terminated in connection with the transaction.

    In June 1996, the Company sold its affiliated Florida and Arizona IPAs to FPA for aggregate consideration of $20 million, consisting of cash in the amount of $3 million and a promissory note in the amount of $17 million which is due and payable six months after closing and bears a floating interest rate.

    The above acquisitions have been accounted for under the purchase method of accounting and accordingly, the operations of these companies have been included in the Company's consolidated financial statements from their respective dates of acquisition.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

    In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

    Unearned premiums related to commercial and specialty services lines of business totaled $64,930,000 and $61,455,000 at June 30, 1995 and 1996 and are included in other liabilities on the consolidated balance sheet.

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

    The Company has capitation contracts with individual practice associations, medical groups and hospitals ("Capitated Providers") to provide medical care services to enrollees. The Capitated Providers are at risk for the cost of medical care services provided to the Company's enrollees in the relevant geographic areas; however, the Company is ultimately responsible for the provision of services to its enrollees should the Capitated Providers be unable to provide the contracted services. Certain Capitated Providers also provide claims processing and other administrative services. The Capitated Providers are either paid a fixed percentage of premiums collected in the geographic areas they service or a fixed amount per enrollee for enrollees in their respective service areas. Medical care expenses relating to these Capitated Providers are included in commercial health care services expense and amounted to $398,700,000, $467,735,000 and $660,644,000 for the years ended June 30, 1994,
1995 and 1996.

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

    Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The adoption of SFAS No. 115 did not have a material effect on the Company's consolidated financial position or results of operations.

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

PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost. Depreciation is provided using the straight-line method for all assets over their estimated useful lives as follows:

    Buildings and improvements . . . . . . . . . . . . . .      5-40 years
    Furniture and equipment. . . . . . . . . . . . . . . .      3-10 years

    Expenditures for maintenance and repairs are expensed as incurred. Major improvements which increase the estimated useful life of an asset are capitalized. Upon the sale or retirement of assets, recorded cost and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets consists primarily of goodwill and other intangibles which arise as a result of various business acquisitions and the acquisition of the Company through a leveraged buy-out on December 30, 1986, at which time the assets and liabilities of the Company were recorded at their appraised values. In addition, the Company's policy is to defer direct and incremental pre-operating costs related to its HMO subsidiaries' geographic expansion and the opening of health care centers. These costs are deferred prior to the commencement of significant operations at which time the Company begins amortizing such costs over a three-year period. Goodwill and other intangible assets are amortized using the methods listed below over appropriate periods not exceeding 40 years. Fully amortized intangible assets and related accumulated amortization are removed from the accounts. The Company evaluates the carrying value of it intangible assets at each balance sheet date.

    Goodwill and other intangible assets are amortized as follows:


                                                    LIFE                       METHOD
                                                     ----                       ------
    Subscribers. . . . . . . . . . . . . . . . .    22 years                   Declining balance
    Employer group contracts . . . . . . . . . .    22 years                   Straight line
    Goodwill . . . . . . . . . . . . . . . . . .    22-40 years                Straight line
    Organization and preoperating costs. . . . .    3-8 years                  Straight line
    Noncompetition and employment agreements . .    Term of related agreement  Straight line
    Debt issue costs . . . . . . . . . . . . . .    Term of related debt       Straight line


    Goodwill and other intangible assets are reported, net of accumulated amortization of $49,138,000 and $73,752,000 at June 30, 1995 and 1996.

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

DEFERRED POLICY ACQUISITION COSTS

    Policy acquisition costs, including commissions, premium taxes and other acquisition costs related to the production or renewal of workers' compensation and indemnity business, are deferred. Such costs are amortized as the related premiums are earned. The amortization of such deferred policy acquisition costs related to property casualty insurance policies were as follows, $25,788,000, $24,947,000 and $30,729,000, for the years ended June 30, 1994, 1995 and 1996.
If it is determined that future policy revenues on existing insurance contracts are not adequate to cover related losses and expenses, deferred policy acquisition costs are written down. However, to date, no write-downs have been made. Earnings on invested funds between the time of premium receipts and related claim payments are considered in determining whether a premium deficiency exists. Deferred policy acquisition costs totaled $20,824,000 and $27,804,000 at June 30, 1995 and 1996 and are included in other assets.

DIVIDENDS TO POLICYHOLDERS

    Dividends to workers' compensation policyholders are generally declared 18 to 24 months after expiration of the participating policies. A provision is made for estimated dividends to be paid related to premium revenue recognized.

EARNINGS PER SHARE

    Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock plus common stock equivalent shares outstanding using the treasury stock method. Earnings per share has been restated for all periods presented to reflect the mergers of CareFlorida and TDMC accounted for as poolings of interests as discussed in Note 1.

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

    In March 1995, the Financial Accounting Standards Board issued Statement
No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("SFAS No. 121"). The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amounts or fair value less cost to sell. This Statement will be effective for the Company beginning in fiscal 1997. Adoption of SFAS No. 121 is not expected to have a significant effect on the Company's consolidated financial statements.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 3 - INVESTMENTS

    As of June 30, 1995, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's investments were as follows (in thousands):

                                                Available for Sale                                     Held to  Maturity
                                 -----------------------------------------------         -----------------------------------------
                                                  Gross        Gross                                   Gross       Gross
                                             Unrealized   Unrealized                              Unrealized  Unrealized
                                 Amortized      Holding      Holding           Fair     Amortized    Holding     Holding       Fair
                                      Cost        Gains      Losses           Value          Cost      Gains      Losses       Value
                                      ----        -----      ------           -----          ----      -----      ------       -----
U.S. government and
  agencies                       $ 108,951      $   643    $ (1,256)      $ 108,338      $ 17,263      $ 224       $ (45)   $ 17,442
Obligations of states and
other political subdivisions
                                   385,827          580      (4,231)        382,176        27,703         79        (249)     27,533
Corporate debt securities            8,120          119        (267)          7,972           845        111           -         956
Equity securities                    4,089           39        (170)          3,958             -          -           -           -
Other debt securities               39,152            -            -         39,152         3,934          -           -       3,934
                                 ---------      -------    --------       ---------      --------      -----      -------   --------
Total                            $ 546,139      $ 1,381    $ (5,924)      $ 541,596      $ 49,745      $ 414       $(294)   $ 49,865
                                 ---------      -------    --------       ---------      --------      -----      ------    --------
                                 ---------      -------    --------       ---------      --------      -----      ------    --------


    As of June 30, 1996, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's investments were as follows (in thousands):

                                             Available for Sale                             Held to Maturity
                              ------------------------------------------    ---------------------------------------
                                              Gross       Gross                           Gross      Gross
                                         Unrealized  Unrealized                      Unrealized Unrealized
                               Amortized    Holding     Holding       Fair  Amortized   Holding    Holding        Fair
                                    Cost      Gains      Losses      Value       Cost     Gains     Losses       Value
                                    ----      -----      ------      -----       ----     -----     ------       -----
 U.S. government and
   agencies                     $ 89,341     $   75   $ (2,193)   $ 87,223   $12,431        $12      $ (77)    $12,366
 Obligations of states and
   other political
   subdivisions                  584,371      1,341     (7,872)    577,840    16,675         67        (85)     16,657
 Corporate debt securities         6,334         94       (223)      6,205         -          -           -          -
 Equity securities                 1,372          1       (111)      1,262                    -           -          -
 Other debt securities            10,504          -        (11)     10,493     2,785          -           -      2,785
                               ---------    -------  ---------   ---------  --------      -----     ------    --------
 Total                          $691,922     $1,511   $(10,410)   $683,023   $31,891        $79      $(162)    $31,808
                               ---------    -------  ---------   ---------  --------      -----     ------    --------
                               ---------    -------  ---------   ---------  --------      -----     ------    --------

    At June 30, 1996, the contractual maturities of the Company's investments were as follows (in thousands):

                                                At Amortized Cost                                At Fair Market Value
                               --------------------------------------------      --------------------------------------------
                                               Years to Maturity                                   Years to Maturity
                               --------------------------------------------      --------------------------------------------
                               Less than      1 to 5       5 to 10      Over 10   Less than       1 to 5     5 to 10     Over 10
                                  1 Year       Years         Years        Years      1 Year        Years       Years       Years
                                  ------       -----         -----        -----      ------        -----       -----       -----
 AVAILABLE FOR SALE:
 U.S. government and
   agencies                    $ 20,052    $  50,904    $   18,226    $     159    $ 19,970    $  49,878   $  17,206    $    169
 Obligations of states
   and other political
   subdivisions                  22,090      174,318       204,982      182,981      22,127       173,215    202,501     179,997
 Corporate debt securities          561        2,855         2,021          897         559         2,754      1,986         906
 Equity securities                   21            -             -        1,351          22             -          -       1,240
 Other debt securities            2,110        8,394             -            -       2,098         8,395          -           -
                               --------    ---------     ---------    ---------    --------     ---------  ---------   ---------
 Total                         $ 44,834    $ 236,471     $ 225,229    $ 185,388    $ 44,776     $ 234,242  $ 221,693   $ 182,312
                               --------    ---------     ---------    ---------    --------     ---------  ---------   ---------
                               --------    ---------     ---------    ---------    --------     ---------  ---------   ---------

 HELD TO MATURITY
 U.S. government and
   agencies                     $ 4,409     $  7,555     $     467      $     -     $ 4,416      $  7,503   $    447   $       -
 Obligations of states and
   other political
   subdivisions                     390        7,644         5,351        3,290         390         7,600      5,392       3,275
 Other debt securities            2,685            -           100            -       2,685             -        100           -
                                -------     --------       -------      -------     -------      --------    -------     -------
 Total held to maturity         $ 7,484     $ 15,199       $ 5,918      $ 3,290     $ 7,491      $ 15,103    $ 5,939     $ 3,275
                                -------     --------       -------      -------     -------      --------    -------     -------
                                -------     --------       -------      -------     -------      --------    -------     -------


    Proceeds from sales and maturities of available for sale securities during 1995 were $770,673,000, resulting in gross realized gains and losses of $13,000 and $122,000, respectively.

    Proceeds from the sales and maturities of available for sale securities during 1996 were $459,852,000 resulting in gross realized gains and losses of $2,695,000 and $196,000, respectively.

    The Company's regulated subsidiaries are required to keep securities on deposit in various states where they are licensed. At June 30, 1996, $404,570,000 in securities are restricted to satisfy various state regulatory and licensing requirements. Additionally, at June 30, 1996, $4,897,000 in securities were pledged as collateral under reinsurance agreements.

    Pursuant to the Financial Accounting Standard Board's implementation guidance, the Company made a one-time transfer of approximately $9,009,000 of securities from the hold to maturity classification to the available for sale classification prior to December 31, 1995.

    Investment income, including realized investment gains and losses, were as follows (in thousands):

                                                         YEAR ENDED
                                                         ----------
                                                          JUNE 30,
                                                          --------
                                               1994        1995        1996
                                               ----        ----        ----
Short-term investments. . . . . . . . .    $  3,035     $     -     $     -
Fixed maturities. . . . . . . . . . . .      26,832           -           -
Available for sale. . . . . . . . . . .           -      31,938      35,396
Held to maturity. . . . . . . . . . . .           -       3,283       1,944
Other . . . . . . . . . . . . . . . . .       6,096       7,763      12,169
Less-investment expenses. . . . . . . .        (991)       (534)       (854)
                                           ---------     --------   ---------

Net investment income . . . . . . . . .   $  34,972   $  42,450   $  48,655
                                           ---------     --------   ---------
                                           ---------     --------   ---------


    Net investment income generated by property casualty operations were as follows, $14,072,000, 21,437,000, and $26,794,000 for the years ended June 30,
1994, 1995 and 1996.

NOTE 4 - LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the reserves for losses and loss adjustment expenses related to workers' compensation and indemnity insurance policies, for the year ended June 30, 1995 and June 30, 1996 is summarized as follows (in thousands):

                                                                 JUNE 30, 1995  JUNE 30, 1996
                                                                 -------------  -------------
    Beginning balance. . . . . . . . . . . . . . . . . . . . .     $  395,846     $  414,330
    Less-ceded losses and loss adjustment expense reserves . .       (103,318)       (81,667)
                                                                    ----------     ----------
    Net beginning balance. . . . . . . . . . . . . . . . . . .        292,528        332,663
                                                                    ----------     ----------
    Incurred related to:
       Current fiscal year . . . . . . . . . . . . . . . . . .        232,643        492,090
       Prior fiscal years. . . . . . . . . . . . . . . . . . .         (7,614)       (19,897)
                                                                    ----------     ----------
    Total incurred . . . . . . . . . . . . . . . . . . . . . .        225,029        472,193
                                                                    ----------     ----------
    Paid related to:
       Current fiscal year . . . . . . . . . . . . . . . . . .        (41,092)      (242,942)
       Prior fiscal years. . . . . . . . . . . . . . . . . . .       (143,802)      (173,348)
                                                                    ----------     ----------
    Total paid . . . . . . . . . . . . . . . . . . . . . . . .       (184,894)      (416,290)
                                                                    ----------     ----------
    Net ending balance . . . . . . . . . . . . . . . . . . . .        332,663        388,566
    Plus-ceded losses and loss adjustment expense reserves . .         81,667         72,620
                                                                    ----------     ----------
    Ending balance . . . . . . . . . . . . . . . . . . . . . .     $  414,330       $461,186
                                                                    ----------     ----------
                                                                    ----------     ----------


         During the fiscal years ended June 30, 1995 and 1996, the Company experienced favorable loss and loss adjustment expense reserve development of $7,614,000 and $19,897,000, respectively. This reduction of the estimated loss and loss adjustment expense is primarily the result of favorable loss development related to the 1993 and 1994 accident years, offset in part by adverse loss development for the 1992 and prior accident years.

NOTE 5 - EXCESS LIABILITY INSURANCE AND REINSURANCE

    Under reinsurance agreements, the Company reinsures certain workers' compensation risks with other insurance companies. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers. Based on this evaluation, management believes the reinsurers are creditworthy and that any potential losses on these agreements will not have a material impact on the consolidated financial statements.

    The Company's workers' compensation subsidiaries maintain specific excess reinsurance on workers' compensation which provides coverage in excess of $1,000,000 per occurrence for accident year 1996, in excess of $500,000 per occurrence for accident years 1994 and 1995, in excess of $350,000 per occurrence for accident years 1992 and 1993 and in excess of $250,000 per occurrence for accident years 1989 through 1991. The agreements provide coverage up to a maximum of $200 million per occurrence, including the Company's retention. In addition, the Company also maintained a pro rata reinsurance agreement wherein the reinsurer assumed a proportional amount of net premiums earned and related losses. The quota share percentage ranged from 5% to 40% (5% at June 30, 1994) during the year ended June 30, 1994. As of July 1, 1994 the quota share agreement was terminated. Effective July 1, 1996, the workers' compensation subsidiaries entered into a 30% quota share treaty to cede a proportional amount of net premiums earned and related loss and loss adjustment expenses incurred. The 30% ceding rate is applicable from July 1, 1996 to December 31, 1996. Effective January 1, 1997, the quota share reinsurance ceding rate is reduced to 7.5%, and subsequently reduced again to 3.75% from July 1, 1997 to December 31, 1997. Effective January 1, 1998, the Company may terminate the agreement.

    The effect of reinsurance on workers' compensation premium written and earned, and losses incurred for the eleven months from August 1, 1993 (date of acquisition) to June 30, 1994 and the years ended June 30, 1995 and 1996 is summarized as follows (in thousands):

                                            PREMIUMS      PREMIUMS      LOSSES
                                            WRITTEN        EARNED      INCURRED
                                            --------      --------     --------
Eleven months ended June 30, 1994
Direct . . . . . . . . . . . . . . . .     $307,913      $309,379     $199,854
Assumed. . . . . . . . . . . . . . . .           20            16       (1,356)
Ceded. . . . . . . . . . . . . . . . .      (32,122)      (35,448)     (27,016)
                                            --------      --------     --------
Net. . . . . . . . . . . . . . . . . .     $275,811      $273,947     $171,482
                                            --------      --------     --------
                                            --------      --------     --------

Year ended June 30, 1995
Direct . . . . . . . . . . . . . . . .     $370,408      $373,954     $215,674
Assumed. . . . . . . . . . . . . . . .        4,423         4,393          973
Ceded. . . . . . . . . . . . . . . . .      (19,396)      (20,296)       8,382
                                            --------      --------     --------
Net. . . . . . . . . . . . . . . . . .     $355,435      $358,051     $225,029
                                            --------      --------     --------
                                            --------      --------     --------

Year ended June 30, 1996
Direct . . . . . . . . . . . . . . . .     $506,696      $503,408      316,585
Assumed. . . . . . . . . . . . . . . .       16,354        16,354        5,708
Ceded. . . . . . . . . . . . . . . . .      (33,383)      (35,316)     (11,451)
                                            --------      --------     --------
Net. . . . . . . . . . . . . . . . . .     $489,667      $484,446     $310,842
                                            --------      --------     --------
                                            --------      --------     --------

     At June 30, 1995 and 1996, the Company has an aggregate recoverable for workers' compensation losses, paid and unpaid, including incurred but not reported, allocated loss adjustment expenses, and unearned premiums with a carrying value of $86,272,000, and $64,293,000 respectively, with a single reinsurer.

     The Company's HMO subsidiaries purchase individual excess liability insurance for hospital costs in excess of deductible amounts. Premiums for this insurance are included in commercial health care services expense. Amounts recoverable under such contracts are included as reductions of commercial health care services expense.


NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment comprised the following (in thousands):

                                                              JUNE 30,
                                                  ------------------------------
                                                       1995                1996
                                                       ----                ----


     Land                                        $   29,840          $   27,354
     Construction in progress                        22,362              11,370
     Buildings and improvements                     106,450             132,600
     Furniture and equipment                        168,075             238,499
                                                    -------             -------
                                                    326,727             409,823
     Less - accumulated depreciation                (96,449)           (132,617)

                                                    -------             -------
                                                 $  230,278          $  277,206
                                                    -------             -------
                                                    -------             -------

     Depreciation expense on property and equipment was $20,450,000, $25,190,000 and $36,400,000 for the years ended June 30, 1994, 1995 and 1996.

NOTE 7 - NOTES PAYABLE, CAPITAL LEASES AND OTHER FINANCING ARRANGEMENTS

     Notes payable, capital leases and other financing arrangements comprised the following (in thousands):


                                                                                                        JUNE 30,
                                                                                          -------------------------------
                                                                                                1995                1996
                                                                                                ----                ----
7.75% Senior Notes due June 1, 2003                                                       $  124,596          $  124,647
Capital lease obligations                                                                      6,854               2,078
Unsecured notes payable pursuant to business acquisition, bearing interest at 4.167%
  due November 15, 1995 (Note 1)                                                               7,909                   -
Unsecured revolving line of credit bearing interest at 6.313% and 5.788% at June 30,
  1995 and 1996                                                                               20,000             165,000
Other                                                                                          5,167               8,548
                                                                                             -------             -------
                                                                                             164,526             300,273
Deferred compensation (Note 10)                                                               15,528              18,395
                                                                                             -------             -------
                                                                                          $  180,054          $  318,668
                                                                                             -------             -------
                                                                                             -------             -------


     In June 1993, the Company issued $125,000,000 of senior notes due June 1, 2003 ("Senior Notes"). The Senior Notes bear interest at 7.75% which is due semi-annually on December 1 and June 1. The Notes are general unsecured obligations of the Company, will rank PARI PASSU with all future unsecured and unsubordinated indebtedness of the Company and are effectively subordinated to creditors of the Company's subsidiaries. The indenture contains certain covenants that, among other things, (i) restrict the ability of the Company and its Restricted Subsidiaries (as defined) to (a) pay dividends and make other distributions and certain investments, (b) grant liens on their assets, (c) enter into or permit certain sale and lease-back transactions or (d) engage in certain mergers, consolidations and sales of assets, and (ii) restrict the ability of the Company's Restricted Subsidiaries to incur additional indebtedness or issue shares of preferred stock.

     The Company has a $300 million unsecured revolving credit agreement with Citicorp USA, Inc., as Administrative Agent for the lenders thereto (the "Credit Agreement") which expires December 5, 1999. Principal amounts outstanding under the Credit Agreement bear interest, at the Company's option, at either Citibank's base rate or the Eurodollar rate plus a margin depending upon the Company's public debt rating or level of total debt to total capitalization. Any interest payments are due quarterly and principal is due at maturity. The agreement contains customary terms, events of default and covenants (including financial covenants related to net worth, fixed charge coverage and total debt to total capitalization) which, among other things, limit the incurring of additional debt. The Credit Agreement also limits the ability of the Company to make cash dividends and stock repurchases if the aggregate amount of such dividends and repurchases exceeds 50% of the cumulative consolidated net income of the Company beginning with the fiscal year ended June 30, 1994, plus the after tax effect of up to $125 million of restructuring charges, to the extent deducted from earnings, plus $25 million after June 30, 1995. As of June 30, 1996, the amount available for cash dividends and stock repurchases under the Credit Agreement was approximately $241,740,000. Subsequent to June 30, 1996, the Company drew an additional $65 million under the Credit Agreement.

     The Company leases some of its data processing and telecommunications equipment under capital leases that provide for minimum annual rentals and purchase options. Equipment under capital leases was $23,995,000 and $16,010,000 at June 30, 1995 and 1996 and the related accumulated depreciation was $13,475,000 and $11,730,000 at June 30, 1995 and 1996.

     Future minimum payments under notes payable, capital leases and other financing arrangements are as follows (in thousands):

YEAR ENDING JUNE 30,
- --------------------
     1997                                                             $  24,044
     1998                                                                21,791
     1999                                                                15,623
     2000                                                               175,536
     2001                                                                10,379
     Thereafter                                                         155,133
                                                                        -------
                                                                        402,506

     Less - Amount representing interest                               (102,233)
                                                                        -------
                                                                     $  300,273
                                                                        -------
                                                                        -------

NOTE 8 - INCOME TAXES

     The provision for income taxes comprised the following (in thousands):

                                                   YEAR ENDED JUNE 30,
                                                   -------------------
                                            1994           1995          1996
                                            ----           ----          ----
     Current:
       Federal                           $  55,352      $  40,469     $  44,569
       State                                 9,586          7,491         6,439
                                           -------         ------        ------
       Total current                        64,938         47,960        51,008
                                            ------         ------        ------
     Deferred:
       Federal                                (336)       (13,464)       19,573
       State                                   232         (7,675)        3,574
                                            ------         ------        ------
       Total deferred                         (104)       (21,139)       23,147
                                            ------         ------        ------
     Total provision for income taxes    $  64,834      $  26,821     $  74,155

                                            ------         ------        ------
                                            ------         ------        ------

     A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:

                                                             YEAR ENDED JUNE 30,
                                                             ------------------
                                                             1994   1995   1996
                                                             ----   ----   ----
Statutory rate                                                35%    35%    35%
State income and franchise taxes, net of federal tax benefit   4             3
Amortization of goodwill                                       1      5      1
Nondeductible acquisition costs                                -      4      -
Tax exempt interest income                                    (4)    (9)    (3)
Recognition of net operating loss carryforwards                -      -     (3)
Taxes on undistributed income from subsidiaries                3      -
Other                                                          -     (1)    (2)
                                                             ----   ----   ----
Effective tax rate                                            39%    34%    31%
                                                             ----   ----   ----
                                                             ----   ----   ----

     The tax effects of the significant temporary differences which comprise the net deferred tax asset at June 30, 1995 and 1996 were as follows (in thousands):

                                                             JUNE 30,
                                                    ------------------------
                                                        1995           1996
                                                        ----           ----
Deferred state income taxes                         $  1,771       $  1,433
Accrued vacation                                       3,628          4,245
Deferred compensation                                  5,973          7,331
Accrued expenses                                       9,092          4,598
Insurance loss reserves                               23,838         22,178
Policyholder dividends                                 5,536          3,327
Restructuring costs                                   32,755              -
Investment in subsidiary                                   -         10,156
Net operating losses                                       -         12,104
Policy acquisition costs                              (6,186)        (7,732)
Depreciation and amortization                         (6,709)       (12,784)
Bond premium/discount                                 (1,759)          (754)
Valuation allowance                                        -         (1,654)
Other                                                 (2,266)            78
                                                     -------        -------
Net deferred tax asset                             $  65,673      $  42,526
                                                     -------        -------
                                                     -------        -------

NOTE 9 -CAPITAL STOCK

PREFERRED STOCK

     The Company is authorized to issue 1,000,000 shares of $1 par value preferred stock. No preferred stock was outstanding as of June 30, 1995 or 1996.


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

     The Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $.01 per Right. The Rights have no voting or dividend privileges and are attached to, and do not trade separately from, the common stock. A total of 80,000 shares of preferred stock are reserved for future issuance under this Rights Agreement, which expire on October 10, 2001.

STOCK REPURCHASE PROGRAM

     In April 1993, the Board of Directors of the Company approved the establishment of a stock repurchase program which, as amended, authorizes acquisition from time to time, of up to 5.7 million shares of its outstanding common stock in the open market. As of June 30, 1994, 1995, and 1996 the repurchase of 1,445,500 and 1,545,500 and 1,795,500 shares had been completed pursuant to this program.

DIVIDENDS PAID

     During the year ended June 30, 1994, CareFlorida paid cash dividends of $2 million on its common stock. As discussed in Note 1, the Company's consolidated financial statements have been restated to reflect the results of CareFlorida in accordance with the pooling of interest method of accounting.

     Other than the CareFlorida dividend described above, the Company has never paid cash dividends on its common stock. The Company presently intends to retain its earnings for the development of its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. In December 1994, the Company established a $300 million unsecured revolving Credit Agreement with Citicorp USA, Inc. as Administrative Agent (the "Credit Agreement") for the lenders parties thereto. Among other restrictive covenants in the Credit Agreement, the Company's ability to pay cash dividends is restricted. See Note 7 for a more detailed description of the Credit Agreement.

STOCK OPTIONS

     Under the Company's Restated and Amended 1990 Stock Option Plan (the "1990 Plan"), options may be either incentive stock options or nonqualified stock options which expire no later than 10 years from the date of grant. Under the 1990 Plan, the Company has reserved 5,525,000 shares of common stock for the granting of options. During the years ended June 30, 1994, 1995, and 1996, the Company granted nonqualified options to purchase 1,083,750, 786,750 and 598,750 shares of the Company's common stock at exercise prices ranging from as 85 to 100% of the fair market value of the stock at the date of grant. Currently, options are granted at prices determined by the Compensation and Organizational Committee of the Board of Directors of the Company (the "Compensation Committee") but may not be less than 100% of the fair market value of the stock on the date of grant. As of June 30, 1995 and 1996, the total number of options outstanding under the 1990 Plan were 3,154,939 and 3,041,023.

     The Company has reserved 238,000 shares of the Company's common stock from the granting of options under the 1992 Nonstatutory Stock Option Plan (the "1992 Plan") established in connection with a business acquisition in May 1992. Under the 1992 Plan, options are granted to employees of the Company or its subsidiaries at the discretion of a committee of the subsidiary's Board of Directors. Options are granted at an exercise price equal to the fair market value of the stock at the date of grant, subject to a vesting schedule of up to three years, and expire no later than 10 years from the date of grant. Under the 1992 Plan, nonqualified options to purchase 49,300 shares were granted during the year ended June 30, 1993. As of June 30, 1995 and 1996, the number of options outstanding under the 1992 Plan were 38,036 and 20,001.

     The Company has reserved 1,600,000 shares of the Company's common stock under the 1993 Nonstatutory Stock Option Plan (the "1993 Plan") established in October 1993 (as amended in fiscal year 1996). Under the 1993 Plan, options are granted at the discretion of the Company's Board of Directors to physician employees of affiliated professional corporations. Options are granted at an exercise price equal to the fair market value of the stock at the date of grant. Under the 1993 Plan, nonqualified options to purchase 381,399 and 384,075 shares were granted during the years ended June 30, 1995 and 1996. As of June 30, 1995 and 1996, the number of options outstanding under the 1993 Plan were 499,874 and 755,790.

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

     A summary of the Company's nonqualified and incentive stock options outstanding is as follows:

                                                              SHARES           WEIGHTED AVERAGE
                                                              ------            EXERCISE PRICE
                                                                                --------------
Outstanding at June 30, 1993 . . . . . . . . . . . . . . .   2,297,579               22.19
Options exchanged pursuant to acquisition (Note 1) . . . .      29,475                9.41
Granted. . . . . . . . . . . . . . . . . . . . . . . . . .   1,229,250               38.17
Exercised. . . . . . . . . . . . . . . . . . . . . . . . .    (572,347)              14.66
Canceled . . . . . . . . . . . . . . . . . . . . . . . . .    (202,482)              24.10
                                                             ---------
Outstanding at June 30, 1994 . . . . . . . . . . . . . . .   2,781,475               30.52
Options exchanged pursuant to acquisition (Note 1) . . . .     500,290               18.09
Granted. . . . . . . . . . . . . . . . . . . . . . . . . .   1,168,149               31.60
Exercised. . . . . . . . . . . . . . . . . . . . . . . . .    (330,796)              18.05
Canceled . . . . . . . . . . . . . . . . . . . . . . . . .    (229,021)              31.98
                                                             ---------
Outstanding at June 30, 1995 . . . . . . . . . . . . . . .   3,890,097               30.22

Options exchanged pursuant to MHN acquisition (Note 1) . .      88,962               12.78
Granted. . . . . . . . . . . . . . . . . . . . . . . . . .     982,825               39.16
Exercised. . . . . . . . . . . . . . . . . . . . . . . . .    (807,987)              21.04
Canceled . . . . . . . . . . . . . . . . . . . . . . . . .    (267,470)              31.48
                                                             ---------
Outstanding at June 30, 1996 . . . . . . . . . . . . . . .   3,886,427               33.94
                                                             ---------
                                                             ---------



    A summary of options exercisable and shares available for future grant under all option arrangements is as follows:

                                                               JUNE 30,
                                                                -------
                                                          1995          1996
                                                          ----          ----

    Options exercisable. . . . . . . . . . . . .       1,609,941     1,756,794
    Shares available for grant . . . . . . . . .       1,665,609     1,931,173

    The Company receives a tax deduction for the excess of the market value of the Company's common stock over the exercise price of the option at the date nonqualified options are exercised by employees of the Company. The related tax benefit is credited to common stock. The Company makes no charges against capital with respect to options granted.

NOTE 10 - EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

    The Company has reserved 750,000 shares of common stock under an employee stock purchase plan which became effective October 1, 1990. Full-time employees of the Company and substantially all of its subsidiaries are eligible to participate in this Plan if they have been continuously employed by the Company for not less than six months. Employees electing to participate authorize payroll deductions of up to 10% of their base compensation to purchase shares of common stock at 85% of the then fair market value of the stock on the date of purchase. During the years ended June 30, 1994, 1995 and 1996, 30,413, 39,389 and 37,536 shares of common stock were purchased under this plan.

DEFINED CONTRIBUTION PLANS

    The Company sponsors several defined contribution retirement plans intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Participation in the plans is available to substantially all employees. Generally, employees may contribute up to 10% of their annual compensation to the plans on a pre-tax basis and up to 10% on an after-tax basis. Under the plans, the Company makes matching contributions of up to 6% of each participating employee's base salary. The Company's contributions to the plans totaled $5,961,000, $4,173,000 and $3,847,000 for the years ended June 30, 1994,
1995, and 1996.

DEFERRED COMPENSATION PLAN

    Under the Company's deferred compensation plan certain members of management, highly compensated employees and non-employee Board members may defer payment of up to 90% of their compensation. The Company makes matching contributions subject to a vesting schedule, of up to 10% of an employee participant's compensation if the participant's base salary is at least $120,000. The deferred compensation, together with Company matching amounts and accumulated interest which is accrued but unfunded, is distributable in cash by lump sum or in monthly, quarterly or annual installments (not exceeding
20 years) upon the earlier of the date of distribution elected by the participant termination of employment. At June 30, 1995 and 1996, the liability under this deferred compensation plan amounted to $9,139,000 and $12,692,000. The Company's expense under the plan totaled $1,664,000, $1,955,000 and $3,089,000 for the years ended June 30, 1994, 1995 and 1996.

    During the year ended June 30, 1995, the Company amended the plan by increasing the interest rate paid to participants to 140% of Moody's corporate bond rate and by allowing participants to receive 90% of vested funds before scheduled distributions by irrevocably forfeiting the remaining 10%.

    During 1993, TDMC established a deferred compensation plan which called for payment of deferred compensation to TDMC physicians with five years of service at termination of employment (the "TDMC Plan"); as part of the merger of TDMC with the Company the TDMC Plan was frozen in November 1994 and the present value of each participant's benefits was established. Under the terms of the TDMC Plan, interest accrues at the Citibank base rate plus 1/4%. The deferred compensation is distributable in annual installments (not to exceed 10) upon termination of employment. At June 30, 1995 and 1996, the liability under this deferred compensation plan amounted to $6,389,000 and $5,703,000. The Company's expense under the plan totaled $2,885,000, $765,000 and $910,000 for the years ended June 30, 1994, 1995 and 1996.

DEFINED BENEFIT RETIREMENT PLANS

    One of the Company's subsidiaries offers a non-contributory defined benefit retirement plan ("Retirement Plan") covering substantially all of its employees. The Retirement Plan is designed to meet the provisions of the Employee Retirement Income Security Act of 1974. The benefits are primarily based upon years of service and compensation. The retirement plan was terminated effective December 31, 1995.

    During the fiscal year ended June 30, 1995, the Company adopted two unfunded non-qualified defined benefit pension plans, a Supplemental Executive Retirement Plan and a Directors' Retirement Plan (collectively, the "SERP"), which cover key executives, as selected by the Board of Directors, and nonemployee directors. Currently there are sixteen participants in the plans. Benefits are based on years of service and compensation in the last five years of employment (for key executives) or the highest three years within the last 10 years of service (for non-employee directors).

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7.5% and 6%, respectively, in 1994 and 1995 for the Retirement Plan, and 8% and 4%, in 1995 and 1996 for the SERP. The funded status and amounts recognized in the Company's consolidated financial statements for the Retirement Plan is as follows (in thousands):

                                                               RETIREMENT PLAN
                                                            --------------------
                                                             YEAR ENDED JUNE 30,
                                                            --------------------
                                                               1994        1995
                                                               ----        ----
     Actuarial present value of:
     Vested benefit obligation                              $  (540)    $  (651)
     Nonvested benefit obligation                               (38)        (46)
                                                            --------    --------
     Accumulated benefit obligation                         $  (578)    $  (697)
                                                            --------    --------
                                                            --------    --------
     Projected benefit obligation                           $(1,184)    $(1,447)
     Plan assets at fair value                                  783       1,380
                                                            --------    --------
     Projected benefit obligation in excess of plan assets     (401)        (67)
     Deferred losses                                            212         153
     Unrecognized net transition obligation                     118         109
                                                            --------    --------
     Pension asset (liability)                              $   (71)    $   195
                                                            --------    --------
                                                            --------    --------
     Net pension expense was comprised of:
     Service cost                                           $   136     $   157
     Interest cost                                               83          99
     Net amortization and deferral                               18          20
     Return on plan assets                                      (57)        (77)
                                                               -----       -----
     Net pension expense                                    $   180     $   199
                                                            --------    --------
                                                            --------    --------

          The funded status and amortization recognized in the Company's consolidated financial statements for the SERP Plan is as follows (in thousands):

                                                              SERP PLAN
                                                              ---------
                                                          YEAR ENDED JUNE 30,
                                                          -------------------
                                                           1995        1996
                                                           ----        ----
     Actuarial present value of:
      Vested benefit obligation                       $    (470)   $  (3,979)
      Nonvested benefit obligation                         (315)      (1,685)
                                                      ----------   ----------
     Accumulated benefit obligation                   $    (785)   $  (5,664)
                                                      ----------   ----------
                                                      ----------   ----------
     Projected benefit obligation                     $  (1,130)   $  (9,898)
     Plan assets at fair value                                -            -
                                                      ----------   ----------
     Projected benefit obligation in excess of
     plan assets                                         (1,130)      (9,898)
      Deferred benefit obligation                             -        2,717
      Unrecognized net transition obligation                296        3,646
      Additional liability                                    -       (2,129)
                                                      ----------   ----------
     SERP liability                                   $    (834)   $  (5,664)
                                                      ----------   ----------
                                                      ----------   ----------

     Net SERP expense was comprised of:
     Service cost                                     $     788    $   1,578
     Interest cost                                           25          617
     Net amortization and deferral                           21          506
                                                      ----------   ----------
     Net SERP expense                                 $     834    $   2,701
                                                      ---------    ---------
                                                      ---------    ---------

     During the year ended June 30, 1995, the Company adopted an unfunded Executive Retiree Medical Plan, which covers key executives, as selected by the Board of Directors, and their spouses and dependents. The plan provides medical, dental, and vision benefits during retirement. At June 30, 1995 and 1996, the projected benefit obligation was $343,000 and $459,000, the unrecognized net transition obligation was $194,000 and $172,000, the unrecognized net loss was $63,000 and $59,000, and the pension liability was $86,000 and $228,000. The components of post-retirement benefit expense for the years ended June 30, 1995 and 1996 included service cost of $45,000 and $93,000, interest cost of $19,000 and $26,000, and net amortization and deferral of $22,000 and $ 23,000, for total benefit expense of $86,000 and $ 142,000. The medical cost trend rate assumed was 14%, trending down to 6.5% over a ten year period. The weighted average discount rate used in determining the accumulated postretirement benefit obligation at June 30, 1995 and 1996 was 7.5%.

     The impact of increasing the assumed health care cost trend rates by 1 percentage point in each year would not have a significant effect on the accumulated postretirement benefit obligation or the aggregate of the service and interest cost componenets of net periodic postretirement benefit cost for the year ended June 30, 1996.

     The Company purchases company-owned life insurance policies to cover the cost of benefits under the Supplemental Executive Retirement Plan, the Directors' Retirement Plan, the Executive Retiree Medical Plan, and the deferred compensation plan. The cash surrender value of these policies at June 30, 1995 and 1996, included in other assets, was $13,090,000 and $33,707,000.


NOTE 11 - RELATED PARTY TRANSACTIONS

     In December 1992, April 1993 and August 1994, as part of the consolidation of health care delivery systems resulting from the acquisition of CMC, a senior officer of the Company acquired two independent practice associations ("IPAs") in California which contract with physicians to provide medical services to the Company's enrollees. During fiscal year 1995, an additional IPA was formed in Arizona by a senior officer of the Company. During the years ended June 30, 1994, 1995 and 1996, charges for medical services provided by these IPAs to the Company's enrollees totaled approximately

$20,562,000, $40,070,000 and $22,224,000. In April 1993, the Company entered into a revolving credit agreement with one of the IPAs, the terms of which restrict the ability of the IPA and its sole shareholder to pay dividends, to incur additional indebtedness, to transfer shares, or to otherwise merge, sell or dispose of assets. The credit agreement bears interest at the rate of prime plus 2% which is payable quarterly. Principal is due on demand, or if no demand, no later than April 30, 1997. At June 30, 1994 and 1995, $3,900,000 and
$5,300,000 was outstanding under the credit agreement. During fiscal year 1996, the Company sold its affiliated California and Arizona IPAs to FPA. See Note 1 to the Consolidated Financial Statements.

     During 1994, the Company contracted to provide health care services to the Company's enrollees at Company-managed health care centers. During the years ended June 30, 1994, 1995 and 1996, charges for medical services provided by the affiliated Medical Groups to the Company's enrollees totaled approximately $1,700,000, $85,000,000 and $123,189,000. The Company provides facilities and support functions to the health care centers and is reimbursed in the form of a management fee by the affiliated Medical Groups. The management fee totaled $4,307,000, $55,271,000 and $104,324,000 for the years ended June 30, 1994, 1995 and 1996. The Company has revolving credit agreements with the affiliated Medical Groups the terms of which restrict the ability of the affiliated Medical Groups to pay dividends and bonuses, acquire assets, enter into liens, incur additional indebtedness or to otherwise merge, sell or dispose of assets. The credit agreements bear interest at 7.75% and prime plus 1%, respectively. Principal and interest is due January 22, 1997 subject to automatic one year extensions of the maturity date unless the Company provides written notice of intent to terminate the agreements. At June 30, 1995 and 1996, $35,425,000 and $59,870,000 was outstanding under these agreements. On June 28, 1996, the Company entered into the stock and note purchase agreement regarding the sale of the Foundation Health Medical Services and the affiliated Medical Groups in California and Arizona to FPA. See Note 1 to the Consolidated Financial Statements.

     Management evaluates the collectibility of these loans and, if necessary, reserves are recorded to reduce carrying amounts to amounts deemed to be recoverable. No reserves have been deemed necessary as of the dates of these financial statements.


NOTE 12 - REGULATORY AND CONTRACTUAL CAPITAL REQUIREMENTS

     The Company's HMO subsidiaries are required to maintain a minimum level of tangible net equity or minimum capital and surplus. The required total tangible net equity and minimum capital and surplus for all HMOs is approximately $31,594,000 at June 30, 1996. Under certain government contracts, Federal Services is required to maintain a current ratio of 1:1 and certain HMO subsidiaries are required to maintain a current ratio of 1:1 under Medicaid contracts. The Company's life, accident and health insurance subsidiaries are required by the Departments of Insurance in the states in which they are licensed to maintain minimum capital and surplus aggregating $34,861,000. The Company's workers' compensation insurance subsidiaries are required by the Departments of Insurance in the states in which they are licensed to maintain minimum capital and surplus of $5,000,000. In certain of the states in which the workers' compensation subsidiaries are licensed to operate, regulations allow the Insurance Commissioner, at their discretion, to require additional surplus amounts based on types of insurance written and amount of premiums inforce. As a result, actual capital and surplus requirements are significantly above the minimum requirement as previously stated. The Company and its subsidiaries are in compliance with the applicable minimum regulatory and capital requirements described above.

     As a result of the above requirements and certain other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the Company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay obligations of the Company. As of June 30, 1996, restricted net assets of these subsidiaries totaled approximately $71,455,000.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     During the year ended June 30, 1995, the Company entered into a $60 million tax retention operating lease with NationsBank of Texas, N.A., as Administrative Agent for the Lenders who are parties thereto and First Security Bank of Utah, N.A., as Owner Trustee (the "TROL" agreement) for the construction of health care centers and corporate facilities.

     Under the TROL agreement, rental payments commence upon completion of construction, with a guarantee of 87% to the lessor of the residual value of properties leased at the end of the lease term. After the initial five year noncancelable lease term, the lease may be extended by agreement of the parties or the Company must purchase or arrange for sale of the leased properties. The Company has committed to a guaranteed residual value of $22.5 million at June 30, 1996 under this agreement.

     The future minimum rental payments required under operating leases for all of the Company's office space and equipment and for properties under construction that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

          YEAR ENDING JUNE 30,
          1997 . . . . . . . . . . . . . . . . . . . . . . . . .  $  31,246
          1998 . . . . . . . . . . . . . . . . . . . . . . . . .     24,433
          1999 . . . . . . . . . . . . . . . . . . . . . . . . .     18,271
          2000 . . . . . . . . . . . . . . . . . . . . . . . . .     12,116
          2001 . . . . . . . . . . . . . . . . . . . . . . . . .      5,590
          Thereafter . . . . . . . . . . . . . . . . . . . . . .      1,340
                                                                  ---------
                                                                  $  92,996
                                                                  ---------
                                                                  ---------


     Lease expense for office space and equipment was $21,429,000 $25,425,000 and $35,787,000 for the years ended June 30, 1994, 1995 and 1996.

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

                          FOUNDATION HEALTH CORPORATION

                              SUPPLEMENTAL SCHEDULE
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS
                                                          JUNE 30,
                                               ------------------------------
                                                    1995            1996
                                               --------------  --------------
Cash and cash equivalents                       $      1,954    $      5,210
Advances to subsidiaries                              10,336          20,009
Property and equipment, net                            8,510          11,600
Investments in subsidiaries                          822,142         965,433
Organization and debt issuance costs, net             14,047           4,470
Other assets                                         167,311         302,954
                                               --------------  --------------
                                                $  1,024,300    $  1,309,676
                                               --------------  --------------
                                               --------------  --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY



Notes payable and capital leases                $    177,674    $    353,160
Accounts payable and other liabilities                89,727          21,927
                                               --------------  --------------
                                                     267,401         375,087
Stockholders' equity
  Common stock                                       518,671         533,855
  Retained Earnings                                  244,249         410,689
  Unrealized holding losses                           (2,974)         (6,908)
  Common stock held in treasury, at cost              (3,047)         (3,047)
                                               --------------  --------------
                                                     756,899         934,589
                                               --------------  --------------
                                                $  1,024,300    $  1,309,676
                                               --------------  --------------
                                               --------------  --------------

                          FOUNDATION HEALTH CORPORATION

                              SUPPLEMENTAL SCHEDULE
                        CONDENSED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)




                                                       YEAR ENDED JUNE 30,
                                             -----------------------------------
                                                 1994         1995        1996
                                             ----------- ----------- -----------
REVENUES :
     Government contracts                     $     978   $   1,432  $    1,554
     Interest and other income                    7,095       8,124      13,432
     Administrative revenue                      82,516      31,906      36,930
     Equity in subsidiary income                 64,872      88,552     143,750
                                             ----------- ----------- -----------
                                                155,461     130,014     195,666

                                             ----------- ----------- -----------
EXPENSES :
     Selling, general and administrative         31,852      19,438      21,969
     Amortization and depreciation                  303         754       1,235
     Interest expense                            10,265      11,795      16,998
     Acquisition and restructuring costs              -      84,436           -
                                             ----------- ----------- -----------
                                                 42,420     116,423      40,202
                                             ----------- ----------- -----------

     Income before income taxes                 113,041      13,591     155,464
     Provision for income taxes                  19,400     (35,858)    (10,976)
                                             ----------- ----------- -----------
     Net income                               $  93,641   $  49,449  $  166,440
                                             ----------- ----------- -----------
                                             ----------- ----------- -----------

                            FOUNDATION HEALTH CORPORATION

                                SUPPLEMENTAL SCHEDULE
                          CONDENSED STATEMENT OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)



                                                                       YEAR ENDED JUNE 30,
                                                             ----------------------------------------
                                                               1994            1995         1996
                                                             ----------     ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES :
  Net income                                                $  93,641      $  49,449     $  166,440
     Adjustments to reconcile net income to cash used for
       operating activities:
        Amortization and depreciation                             305            830          1,235
        Equity in subsidiary income                           (64,986)       (88,552)      (143,750)
        Change in assets and liabilities,
        net of effects from
         acquisition of businesses:
            Other assets                                       (3,560)       (44,736)       (13,712)
            Other liabilitie                                    6,466         49,604        (55,985)
            Deferred income taxes, net                         (2,457)       (11,163)        24,812
            Investment in and advances to subsidiaries        (50,301)        36,672         (9,673)
                                                             ----------     ----------    -----------
     Net cash used for operating activities                   (20,892)        (7,896)       (30,633)
                                                             ----------     ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
  Acquisition of property and equipment                          (673)        (6,399)        (3,679)
  Decrease in short-term investments                          112,966            -              -
  Purchase of available for sale investments                      -         (256,450)           -
  Sales and maturities of available for sale investments          -          292,344            -
  Purchases of held to maturity investments                       -          (12,949)           -
  Maturities of held to maturity investments                      -           10,967            -
  Notes receivable                                                -              -          (15,019)
  Notes receivable from affiliates                            (35,708)       (43,352)      (114,365)
  Acquisition of businesses                                   (73,242)       (15,727)        (1,813)
                                                             ----------     ----------    -----------
Net cash from (used for) investing activities                   3,343        (31,566)      (134,876)
                                                             ----------     ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
  Principal payments on notes payable and capital leases         (282)          (382)        (9,057)
  Proceeds from issuance of notes payable and capital leases        -         30,542        188,351
  Proceeds from issuance of common stock - net                    812          6,448          1,254
  Proceeds from exercise of stock options                       8,403          5,920         16,932
  Tax benefits related to stock options                         5,410          4,645          6,721
  Cash dividends received                                      27,400         54,997         28,050
  Stock repurchase and other adjustments related to mergers   (27,363)        (3,047)       (17,557)
  Investment in subsidiaries                                  (52,751)       (89,564)       (45,929)
                                                             ----------     ----------    -----------
Net cash from (used for) financing activities                 (38,371)         9,559        168,765
                                                             ----------     ----------    -----------

Net increase (decrease) in cash and cash equivalents          (55,920)       (29,903)         3,256
Cash and cash equivalents, beginning of year                   87,777         31,857          1,954
                                                             ----------     ----------    -----------
Cash and cash equivalents, end of year                      $  31,857      $   1,954     $    5,210
                                                             ----------     ----------    -----------
                                                             ----------     ----------    -----------


                            FOUNDATION HEALTH CORPORATION

                                   SECTION 403.04B
RECONCILIATION OF BEGINNING AND ENDING LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
                AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES) - UNAUDITED
                                (DOLLARS IN THOUSANDS)


                                           -----------------------------------------------------------------------------------
                                             1986           1987          1988           1989           1990           1991
                                           --------       --------       --------       --------      ----------     ---------
Liability for unpaid losses and loss
  adjustment expenses                      $ 43,944       $ 53,170       $ 55,089       $ 76,296      $ 158,268      $ 206,993
Paid (cumulative)
  as of:
  One year later                             13,607         14,186         11,649         20,541         59,110        103,361
  Two years later                            23,110         21,998         20,780         36,151        106,334        167,932
  Three years later                          28,268         27,849         28,389         44,665        130,826        221,087
  Four years later                           32,229         33,527         31,492         50,240        146,186        233,168
  Five years later                           37,007         35,630         34,015         53,896        154,514        236,652
  Six years later                            38,526         37,448         35,975         56,301        157,082
  Seven years later                          40,088         39,121         37,374         57,264
  Eight years later                          41,441         40,346         37,966
  Nine years later                           42,559         40,892
  Ten years later                            43,080

Liability re-estimated as of:
  One year later                             51,633         53,321         51,147         75,988        160,141        218,747
  Two years later                            50,702         52,382         51,991         65,376        162,040        242,231
  Three years later                          50,506         54,349         43,651         61,098        172,981        242,533
  Four years later                           55,059         47,241         41,513         66,135        172,269        245,877
  Five years later                           48,512         46,116         44,701         66,174        173,581        243,623
  Six years later                            47,898         47,011         45,364         66,569        172,014
  Seven years later                          48,650         47,928         45,452         65,369
  Eight years later                          49,625         47,883         44,523
  Nine years later                           49,733         47,001
  Ten years later                            48,817

Redundancy (deficiency)                   $  (4,873)      $  6,169      $  10,566      $  10,927     $  (13,746)    $ (36,630)
Net reserve - end of period
Reinsurance recoverable on unpaid
  losses and loss adjustment expenses
Gross reserve - end of period
Net re-estimated reserve - end of
  period
Re-estimated reinsurance recoverable
Gross re-estimated reserve - end
  of period
Gross cumulative redundancy


                                                                                                 SIX MONTHS
                                                                                                   ENDED
                                      -----------------------------------------------------       JUNE 30,
                                         1992           1993           1994           1995          1996
                                      --------      ---------      ---------      ---------      ----------
Liability for unpaid
losses and loss
adjustment expenses                   $219,464      $ 268,191      $ 322,394      $ 367,061      $ 404,370
Paid (cumulative)
  as of:
  One year later                       106,693        115,189        129,284        100,846
  Two years later                      191,397        184,304        159,408
  Three years later                    233,537        192,725
  Four years later                     231,822
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later
Liability re-estimated
  as of:

  One year later                       251,012        262,032        295,856        350,545
  Two years later                      257,134        256,135        282,306
  Three years later                    262,582        246,970
  Four years later                     260,020
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Redundancy
  (deficiency)                       $ (40,556)    $   21,221     $   40,088     $   16,516
Net reserve - end of period                                       $  322,394     $  367,061     $  404,370
Reinsurance recoverable on
  unpaid losses and loss adjustment
  expenses                                                            90,366         76,309         72,620
                                                                   ----------      ---------     ----------
Gross reserve - end of period                                        412,760        443,370        476,990
Net re-estimated reserve - end of
  period                                                             282,306        350,545
Re-estimated reinsurance
  recoverable                                                         85,120         69,147
                                                                   ----------     ----------
Gross re-estimated reserve -
  end of period                                                      367,426        419,692
                                                                   ----------     ----------
Gross cumulative redundancy                                       $   45,334     $   23,678
                                                                   ----------     ----------
                                                                   ----------     ----------






Note: The last period for each of the calendar years in the above table reflect changes in the six-month period January 1, 1996 to June 30, 1996.

                            FOUNDATION HEALTH CORPORATION

                              ANNUAL REPORT ON FORM 10-K

                               YEAR ENDED JUNE 30, 1996

EXHIBIT
- -------
NUMBER                  DESCRIPTION
- ------                  -----------

3.1(1)     Restated Certificate of Incorporation of Foundation
           Health Corporation.
3.2(3)     Amended and Restated Bylaws of Foundation Health
           Corporation.
4.1(6) Specimen of Foundation Health Corporation Common Stock certificate with Rights Legend.
4.2(6)     Form of Rights Certificate (incorporated by reference
           to Foundation Health Corporation's Form 8-A dated
           September 27, 1991).
4.3(9)     Form of Indenture.
4.4(9)     Form of Senior Notes.
4.5(18)    1993 Nonstatutory Stock Option Plan of Foundation
           Health Corporation, as amended.
10.3(16)   Executive Incentive Plan of Foundation Health Corporation.
10.20(2)   Lease Agreement between HAS-First Associates and
           Foundation Health Corporation dated August 1, 1988 and
           form of amendment thereto.
10.38(2)   Stock Purchase and Asset Sale Agreement dated
           November 1, 1989 between Foundation Health Corporation
           and Foundation Health Federal Services, Inc. and
           amendment thereto.
10.39(2)   Form of Indemnification Agreement.
10.53(1)   Employee Stock Purchase Plan.
10.61(3) United States Government DoD Contract No. MDA 903 (91-C-0155 between DoD and Foundation Health Federal Services, Inc. dated June 7, 1991.)
10.62(4) Asset Purchase Agreement dated July 3, 1991 between Foundation Health Preferred Administrators and Preferred Administrators, Inc.
10.63(4) Asset Purchase Agreement dated December 1, 1991 among Foundation Health Pharmaceutical Services, Inc., Apollo Billing Service, and as to certain parts thereof,
           Anthony Ponzo, Patricia Ponzo and Robert Rhoads.
10.64(3) Agreement and Plan of Reorganization among Foundation Health Corporation, FH Acquisition Corporation and
           National Health Care Systems, Inc.
10.65(4) Stock Purchase Agreement dated February 14, 1991 between the Company and Western Universal Corporation.
10.67(5) Stock Purchase Agreement between Foundation Health Corporation, American Travelers Corporation and American Travelers Life Insurance Company dated March 31, 1992.
10.68(5)   Stock and Asset Purchase Agreement among Foundation
           Health Corporation, Thomas R. and Linda S. Leonard and Bayport Leasing Company dated as of May 18, 1992.
10.69(5) Stock Purchase Agreement among Foundation Health Corporation, Deborah S. Greenfield and James Thompson
           dated as of May 15, 1992.
10.70(6) Stock Purchase Agreement among Foundation Health Corporation and the holders of common stock of Allstate Optical Services, Inc. dated as of June 8, 1992.
10.71(12)  Agreement and Plan of Reorganization among Foundation
           Health Corporation, FHC Acquisition Corporation, Occupational Health Services, Inc. and the OHS
           shareholders dated July 31, 1992.
10.72(6)   Agreement and Plan of Reorganization dated as of
           July 14, 1992, by and among Foundation Health Corporation, Century Medicorp, Inc. and FH Acquisition Corporation.
10.73(7)   Century MediCorp, Inc. 1983 Incentive Stock Option Plan.
10.74(7)   Century MediCorp, Inc. 1988 Nonstatutory Stock Option Plan.

10.75(7)   Century MediCorp, Inc. 1989 Nonstatutory Stock Option Plan.
10.76(7)   Century MediCorp, Inc. 1991 Nonstatutory Stock Option Plan.
10.79(9)   Agreement and Plan of Reorganization among Foundation
           Health Corporation, FHC Acquisition Corporation and
           Business Insurance Corporation dated April 10, 1993. 10.80(10) 1989 Stock Plan of Business Insurance Corporation.
10.81(11)  1992 Nonstatutory Stock Option Plan of Foundation Health
           Corporation.
10.82(13)  MDA 903(91-C-0155 Modification for Implementation of BRAC
           expansion sites in Louisiana and Texas.)
10.83(14)  Employment Agreement between Foundation Health
           Corporation and Daniel D. Crowley dated April 30, 1994. 10.85(14) Employment Agreement between Foundation Health Corporation and Jeffrey L. Elder dated April 22, 1994.
10.86(14)  Employment Agreement between Foundation Health Corporation and Steven D. Tough dated April 22, 1994.
10.87(14)  Employment Agreement between Foundation Health Corporation and Kirk A. Benson dated April 22, 1994.
10.88(14)  Employment Agreement between Foundation Health Corporation and Allen J. Marabito dated April 22, 1994.
10.89(14)  Agreement and Plan of Reorganization dated as of
           May 24, 1994 among Foundation Health Corporation, FHC Acquisition Subsidiary, Southern Colorado Health
           Plan, Inc., the stockholders of Southern Colorado Health Plan, Inc. and Southern Colorado Health Management, Inc.
10.90(14)  Agreement and Plan of Reorganization dated as of
           May 2, 1994 among Foundation Health Corporation, The
           Noetics Group, Reviewco and the other parties signatory thereto.
10.91(15)  Agreement and Plan of Reorganization dated as of
           June 27, 1994 by and among Foundation Health Corporation, CareFlorida Health Systems, Inc. and the other parties signatory thereto.
10.92(16)  Agreement and Plan of Merger dated as of July 28, 1994 between Foundation Health Corporation and Intergroup Healthcare Corporation.
10.93(16)  Agreement and Plan of Merger dated as of July 28, 1994 between Foundation Health Corporation and Thomas-Davis Medical Centers, P.C.
10.96(13) Foundation Health Corporation Directors' Retirement Plan. 10.97(17) $300 Million Revolving Credit Agreement dated as of
           December 5, 1994 among Foundation Health Corporation, as Borrower, Citicorp USA, Inc., as Administrative Agent,
           Wells Fargo Bank, N.A. and NationsBank of Texas, N.A., as Co-Agents and Citicorp Securities, Inc., as Arranger, and the Other Banks and Financial Institutions Party thereto.
10.98(18)  Participation Agreement dated as of May 25, 1995 among
           Foundation Health Medical Services, as Construction
           Agent and Lessee, Foundation Health Corporation, as Guarantor, First Security Bank of Utah, N.A., as Owner Trustee, Sumitomo Bank Leasing and Finance, Inc., The
           Bank of Nova Scotia and NationsBank of Texas, N.A., as Holders and NationsBank of Texas, N.A., as Administrative Agent for the Lenders; and Guaranty Agreement dated as of May 25, 1995 by Foundation Health Corporation for the benefit of First Security Bank of Utah, N.A.
10.99(18)  Foundation Health Corporation Deferred Compensation Plan,
           as amended and restated.
10.100(18) Foundation Health Corporation Supplemental Executive
           Retirement Plan, as amended and restated.
10.101(18) Foundation Health Corporation Executive Retiree Medical Plan,
           as amended and restated.
10.102 Foundation Health Corporation 1990 Stock Option Plan, as amended and restated effective August 15, 1996.
10.103(18) Foundation Health Corporation Profit Sharing and
           401(k) Plan (as amended and restated effective
           January 1, 1994).
10.104(19) Agreement and Plan of Reorganization dated
           January 9, 1996 by and between the Registrant and Managed Health Network, Inc.

10.105 Amendment Number One to the Employment Agreement effective May 1, 1996 between the Registrant and Kirk A. Benson
10.106 Amendment Number One to the Employment Agreement effective May 1, 1996 between the Registrant and Jeffrey L. Elder
10.107 Amendment Number One to the Employment Agreement effective May 1, 1996 between the Registrant and Allen J. Marabito
10.108 Amendment Number One to the Employment Agreement effective May 1, 1996 between the Registrant and Steven D. Tough
10.109 Stock and Note Purchase Agreement by and between the Registrant, Jonathan H. Scheff, M.D., and FPA Medical Management, Inc. FPA Medical Management of California, Inc. and FPA Independent Practice Association dated as of June 28, 1996.
  11.0     Computation of Earnings per Share.
  12.0     Computation of Ratios.
  13.1     Report of Ernst & Young LLP.
  13.2     Report of Stevenson, Jones & Holmaas, P.C.
  13.3     Report of Coopers & Lybrand LLP
  21.0     Subsidiaries of Foundation Health Corporation.
  23.1     Consent of Deloitte & Touche LLP.
  23.2     Consent of Ernst & Young LLP.
  23.3     Consent of Stevenson, Jones & Holmaas, P.C.
  23.4     Consent of Coopers & Lybrand LLP
  24.1     Power of Attorney (included on page i).

- ------------------

(1) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-38867).
(2) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-34963).
(3) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form S-4 (File No. 33-42690).
(4) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-45513).
(5) Incorporated by reference to the Exhibits to Registrant's Form 10-Q for the quarter ended March 31, 1992 filed with the Commission on May 14, 1992.
(6) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form S-4 (File No. 33-51648).
(7) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form S-8 (File No. 33-53468).
(8) Incorporated by reference to the Exhibits to Registrant's Form 8-K filed on October 30, 1992.
(9) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form S-3 (File No. 33-61684).
(10) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form S-8 (File No. 33-67062).
(11) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form S-8 (File No. 33-48561).
(12) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form S-4 (File No. 33-51992).
(13) Incorporated by reference to the Exhibits to Registrant's Form 10-K for the year ended June 30, 1994 filed with the Commission on September 24, 1994.
(14) Incorporated by reference to the Exhibits to Registrant's Registration Statement on

     Form S-4 (File No. 33-80432).
(15) Incorporated by reference to the Exhibits to Registrant's current report on Form 8-K filed with the Commission on June 28, 1994.
(16) Incorporated by reference to the Exhibits to Registrant's current report on Form 8-K filed with the Commission on August 9, 1994.
(17) Incorporated by reference to the Exhibits to Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1994 filed with the Commission on February 14, 1995.
(18) Incorporated by reference to the Exhibits to Registrants Form 10-K for the year ended June 30, 1995 filed with the Commission on September 27, 1995
(19) Incorporated by reference to Annex 1 of the Proxy Statement/Prospectus contained in Registrant's Registration Statement on Form S-4
     (File No. 333-00517)