Form 10-K405/A
period 1996-06-30
FOUNDATION HEALTH CORPORATION
filed 1996-10-28
CIK 859493

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                          OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                             COMMISSION FILE NO. 1-10540

                            FOUNDATION HEALTH CORPORATION
                (Exact name of Registrant as specified in its charter)


                  DELAWARE                                       68-0014772
    (State or other jurisdiction of incorporation            (I.R.S. Employer
                or organization)                             Identification No.)
      3400 DATA DRIVE, RANCHO CORDOVA, CA                          95670
    (Address of principal executive office)                      (Zip Code)


                   Registrant's telephone number, including area code:
                                        (916) 631-5000

                  Securities registered pursuant to Section 12(b) of the Act:


         TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------          -----------------------------------------
     Common Stock $.01 par value            New York Stock Exchange, Inc.

             Securities registered pursuant to Section 12(g) of the Act:
                                         NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. (X)Yes   No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on October 24, 1996 as reported on the New York Stock Exchange Composite Tape was approximately $ 1,794,779,393.

    As of October 24, 1996, the Registrant had 58,956,074 shares of Common Stock outstanding and entitled to vote in the election of directors.

Part III (Items 10 through 13) are amended in their entirety in this Form 10-K/A, Amendment No. 1.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following is biographical information regarding the members of the Board of Directors of Foundation Health Corporation (the "Company"):

    Daniel D. Crowley, age 49, has been a director and the President and Chief Executive Officer of the Company since May 1989. In May 1990, Mr. Crowley was appointed Chairman of the Board of Directors of the Company.

    David A. Boggs, age 53, has been General Manager of ATC/Vancom of Nevada Limited Partnership, Operating Citizens Area Transit since April 1996. From December 1991 through October 1995, Mr. Boggs was Regional Director of Transit Operations of Laidlaw Transit, Inc. Mr. Boggs is a member of the management and consumer advisory committee of Foundation Health, a California Health Plan, the Company's California medical health maintenance organization subsidiary. He has served as a director of the Company since 1990.

    Jeffrey L. Elder, age 48, was appointed Senior Vice President -- Chief Financial Officer of the Company in July 1991. Mr. Elder joined the Company in July 1989 as Vice President -- Financial Operations and was appointed Vice President -- Chief Financial Officer in March 1990. He has served as a director of the Company since 1991.

    Patrick Foley, age 64, has been Chairman, President and Chief Executive Officer of DHL Airways, Inc. since 1988. Mr. Foley is also a director of Continental Airlines and Glenborough Realty Trust. He has served as a director of the Company since 1996.

    Earl B. Fowler, age 71, is President and owner of Fowler International Corporation, an international consulting firm, and Chairman of the Board of SPD Technologies, Inc., an electrical equipment manufacturer. Prior thereto, Mr. Fowler served in the United States Navy and retired as Vice Admiral, U.S. Navy, and Commander of the Naval Sea Systems Command. He has served as a director of the Company since 1988.

    Richard W. Hanselman, age 68, has been a corporate director of and consultant to various companies since 1986. Mr. Hanselman is also a director of Arvin Industries, Becton, Dickinson and Company, BEC Group, Inc., the Bradford Funds, Gryphon Holdings Inc. and IMCO Recycling, Inc. He has served as a director of the Company since 1990.

    Ross D. Henderson, M.D., age 50, was appointed Medical Director of Intergroup Prepaid Health Services of Arizona, Inc., the Company's Arizona HMO subsidiary, in May 1995 and has been a practicing physician with Thomas-Davis Medical Centers, P.C. ("TDMC") since 1975 and the Medical Director of TDMC since 1981. Dr. Henderson was a member of the Board of Directors of Intergroup Healthcare Corporation or its predecessors from 1989 until its merger with the Company in November 1994. He has served as a director of the Company since 1994.

    Richard J. Stegemeier, age 68, is Chairman Emeritus of the Board of Directors of Unocal Corporation and served as Chairman and Chief Executive Officer of Unocal Corporation from July 1988 until his retirement in May 1994. Mr. Stegemeier is also a director of Wells Fargo Bank, Halliburton Company, Northrop Grumman Corporation, Outboard Marine Corporation and Pacific Enterprises. He has served as a director of the Company since 1993.

    Steven D. Tough, age 45, has been employed by the Company and its subsidiaries in various capacities since 1978. In October 1994, Mr. Tough was appointed President and Chief Operating Officer -- Government Programs. Mr. Tough has been a director of the Company since 1988.

    Raymond S. Troubh, age 70, is a financial consultant in New York City. Mr. Troubh is also a director of ADT Limited, America West Airlines, Inc., Applied Power, Inc., ARIAD Pharmaceuticals, Inc., Becton, Dickinson and Company, Diamond Offshore Drilling, Inc., General American Investors Company, Olsten Corporation, Petrie Stores Corporation, Time Warner Inc., Triarc Companies, Inc. and WHX Corporation. He has served as a director of the Company since 1991.

BOARD MEETINGS AND COMMITTEES

    The Board of Directors of the Company met six times during the fiscal year ended June 30, 1996.

    The Audit Committee of the Board of Directors, consisting of independent directors Earl B. Fowler, Chairman, David A. Boggs and Richard J. Stegemeier, met four times during the last fiscal year. The Audit Committee's functions are to recommend, subject to approval by the Board of Directors and the stockholders, the Company's independent auditors and to review the scope and results of audits by the independent auditors and the work performed by the Company's internal audit department.

    The Compensation and Organizational Committee of the Board of Directors, consisting of independent directors Richard W. Hanselman, Chairman, David A. Boggs and former director Frank A. Olson, met seven times during the last fiscal year. The Compensation and Organizational Committee's functions are to develop and monitor compensation arrangements in accordance with the policies of the Board of Directors. In performing these functions, the Compensation and Organizational Committee administers and makes awards, interpretations and other decisions under the Company's employee benefit and compensation plans, including the Company's stock option plans.

    The Report of the Compensation and Organizational Committee of the Board of Directors on Executive Compensation is set forth in Item 11.

    The Committee on Directors, consisting of independent directors Richard
J. Stegemeier, Chairman, Richard W. Hanselman and employee director Daniel D. Crowley, met twice during the last fiscal year. The Committee on Directors' functions are to make recommendations to the Board regarding the size and composition of the Board of Directors and the criteria for election and re-election of members of the Board of Directors, as well as providing candidates for consideration by the Board to fill any vacancies that occur. The Committee on Directors will consider nominees recommended by the stockholders of the Company. Such nominations must generally be received by the Company not less than 120 days prior to the meeting of stockholders at which directors are to be elected. However, if less than 120 days notice is given of the Annual Meeting, such nominations may be made no later than the seventh day after the day notice of the Annual Meeting was mailed. Notice of such nominees must contain information disclosed of nominees in proxy solicitations regulated by Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act").

    The Investment Policy Committee of the Board of Directors, consisting of independent directors Raymond S. Troubh, Chairman, Richard W. Hanselman and former director Frank A. Olson and employee directors Daniel D. Crowley and Jeffrey L. Elder, met three times during the last fiscal year. The Investment Policy Committee's functions are to review the Company's investment policies and guidelines, monitor performance of the Company's investment portfolio, review the Company's financial structure and operations in light of the Company's long-term objectives and review and recommend to the Board of Directors appropriate action on proposed acquisitions and divestitures.

    During the last fiscal year, each Board member attended at least 75% of the aggregate of all meetings of the Board and the committees, if any, upon which such director served and which were held during the period of time that such person served on the Board or on such committee.

DIRECTORS' COMPENSATION

    Employee directors receive no additional compensation for service on the Board of Directors or its committees. Non-employee directors of the Company receive an annual retainer fee of $30,000 ($25,000 prior to July 1, 1996) plus $1,500 for each quarterly Board meeting attended, $1,000 for each special Board meeting or committee meeting attended, and $500 for participation in each telephonic Board or committee meeting. The Investment Policy Committee and the Compensation and Organizational Committee chairmen each receive an annual fee of $10,000, the Audit Committee chairman receives an annual fee of $5,000 and other committee chairmen receive annual fees of $3,000. Directors may elect to defer all or a part of their compensation under the Company's Deferred Compensation Plan. Directors also have the right to receive all of their fees or their annual retainer fees in the form of shares of the Company's Common Stock issued under the Company's 1990 Stock Option Plan (the "Option Plan"). The number of shares is determined by dividing the amount of the fees payable by the market value of Common Stock on the date when the fees are payable.

    Under the terms of the Option Plan, upon joining the Board, each non-employee director receives an option to purchase 25,000 shares of Common Stock at an exercise price equal to 100% of the fair market value of the stock on the date of grant, which option vests ratably over the next five anniversary dates of the date of grant.

    In 1994, the Company adopted a retirement plan for non-employee directors. The Directors' Retirement Plan provides a retirement benefit to any director who is not an employee of the Company and who is either a member of the Board of Directors as of July 1, 1994 or who thereafter becomes a member of the Board. The retirement program will pay a monthly benefit for his or her life equal to (i) 1/12 times the director's final average earnings (i.e., all of a director's average annual earnings from the Company, excluding consulting fees and income arising from stock options, in the three calendar years within the final 10 calendar years in which the director's earnings were highest), (ii) times the director's vested percentage (which increases from 50% for three years of service to 100% for 10 or more years of service), (iii) times 70%. Directors who have less than three years of service with the Company are not entitled to any benefits. The benefit will commence following the later of the date a director attains age 60 or the date he or she ceases to be a director.

COMPENSATION AND ORGANIZATIONAL COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation and Organizational Committee of the Board of Directors is comprised of independent directors Richard W. Hanselman, Chairman, and David A. Boggs and independent director Frank A. Olson served on this committee until his resignation in September 1996. The Company's Compensation and Organizational Committee does not include any present or former officers or employees of the Company or any of its subsidiaries.

    The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

    REPORT OF THE COMPENSATION AND ORGANIZATIONAL COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

COMPENSATION PHILOSOPHY

    The Compensation and Organizational Committee of the Board of Directors of the Company (the "Committee") currently consists of independent directors (who are neither employees nor officers of the Company). The Committee reviews the Company's executive compensation program and policies each year, determines the compensation of the Chief Executive Officer ("CEO") and reviews and approves the CEO's recommendations for the compensation of the other senior executive officers of the Company.

    The Committee's philosophy regarding compensation of the Company's senior management is to link rewards to financial and operational performance, to encourage creation of stockholder value and to achieve the Company's strategic goals and objectives. Through its executive compensation policies, the Committee seeks to attract, retain and motivate highly qualified executives who will contribute to the Company's success. Thus, the Committee believes the Company's compensation arrangements must remain competitive with those offered by other companies of similar size and scope of operations, including other large, publicly-held managed care organizations. To achieve these goals, the executive compensation program consists of three primary components which, taken together, constitute a flexible and balanced method of establishing total compensation for senior management. These components are base annual salary, short-term incentive awards under the Company's Executive Incentive Plan (the "Incentive Plan") and long-term incentive opportunity in the form of stock option grants. The Company also provides a Supplemental Executive Retirement Plan, Executive Retiree Medical Benefits Plan and split-dollar life insurance program as well as enhanced long-term disability benefits for selected senior executive officers. The Committee believes that the availability of comprehensive benefits is important to its goal of retaining high-quality leadership and motivating executive performance consistent with stockholder interests. Accordingly, the Company makes available to its senior executive officers a broad range of benefit programs, which are also available to employees generally, including life and disability insurance, a Profit Sharing and 401(k) Plan, an employee stock purchase plan and other benefit programs. Along with other highly compensated employees of the Company, executive officers are also eligible to participate in the Company's Deferred Compensation Plan, a nonqualified compensation deferral plan under which the Company matches a portion of the amount of employee deferred compensation. Compensation paid to the Company's executive officers is also determined in part by reference to employment agreements between the Company and such officers. The employment agreements applicable to the executive officers named in the Summary Compensation Table are described elsewhere in Item 11.

    The Committee recognizes that the industry in which the Company operates is both highly competitive and undergoing significant change, including the results and uncertainties of health care reform, consolidation of competitors and pricing pressures. Senior management is focusing the Company on its core competencies, including expansion of its HMO and managed care workers' compensation programs outside the state of California, administration of the delivery of health care services under three large CHAMPUS managed care contracts, implementation of the award to the Company's California HMO of four California Medicaid contracts and enhancement by acquisition and internal growth of the Company's specialty services products. During fiscal year 1996, consolidated revenue increased from $2.5 billion to $3.4 billion while operating income increased from $78.5 million (or $203.4 million without the restructuring charge of $124.8 million related to acquisitions) to $240.6 million during the same period. The Company's managed care workers' compensation business grew 35% to $485 million in gross revenues generated from products sold in 20 states from $358 million in 5 states during the year. In addition, the Company acquired and is in the process of integrating the Managed Health Network, Inc. companies with its behavioral health and employee assistance program subsidiaries. Commercial managed care (HMO, PPO, Medicare and Medicaid) enrollment grew over 31% in fiscal year 1996 over the previous year while specialty services subsidiaries provided services to over 17 million lives in fiscal year 1996 from 10.6 million lives in fiscal year 1995. The Company also revised its strategy during fiscal year 1996 of establishing proprietary affiliated independent practice associations ("IPAs") and medical groups to serve the Company's members and sold its affiliated IPAs in California, Arizona and Florida during fiscal year 1996 and has a pending sale of the affiliated medical groups (Foundation Health Medical Group, Inc. in California and Thomas-Davis Medical Centers, P.C. in Arizona) which are expected to close in November 1996. The Committee continues to review the Company's compensation programs as the Company's strategic, competitive and performance requirements necessitate, including the impact of strategic acquisitions and dispositions and other operations on the financial performance component of the Company's incentive plans.

BASE SALARIES

    Individual salaries are determined based on individual experience, performance and responsibilities within the Company and relative competitiveness within the managed care industry on an annual basis. The Committee reviews these factors with the CEO and approves, with modifications it deems appropriate, the salaries for the Company's senior executive officers, subject to existing employment agreements described below. After no increase in base compensation for fiscal year 1996, the annual base compensation for the CEO was increased from $750,000 to $825,000 by the

Committee effective in April 1996. For fiscal year 1997, the Committee delayed increases in annual base compensation for senior executives, other than the CEO, for three months to coincide with delayed base salary increases for non-senior management employees which have been in place for two fifteen
(15) month periods.

SHORT-TERM INCENTIVE PROGRAM

    The goal of the short-term incentive program is to place a substantial portion of the CEO's and other senior executive officers' annual cash compensation at risk to provide strong incentives for the achievement of specific earnings per share targets and other individual and organizational goals which are crucial to the future of the Company and to the enhancement of stockholder value. Under the Incentive Plan, prior to the commencement of each fiscal year, corporate and individual performance goals for purposes of determining annual incentive compensation are established for each member of senior and middle management. These corporate and individual goals constitute an integral part of the Company's annual business plan and budget. Specific weighting is assigned for quantifiable financial, strategic and service goals. Financial goals include meeting or exceeding specified earnings per share targets and maintaining administrative expenses within budget. Strategic goals include new product development, new business initiatives and increasing market share in each of the Company's three primary lines of business, i.e., commercial, managed care government contracts and specialty services managed care. Service goals include quality and service improvement and responsiveness to both customers and providers. These goals are tied to specific objective criteria.

    Under the Incentive Plan, senior executive officer participants are eligible for an incentive award only if the Company's actual earnings per share ("EPS") for the fiscal year equals or exceeds the EPS threshold established under the Incentive Plan (which is based on increments of the prior fiscal year's actual EPS). The CEO's incentive compensation is based solely upon the Company meeting or exceeding its EPS targets. The incentive compensation for the other senior executive officer participants is determined by multiplying base salary by the individual's target incentive percentage (which ranges from 50% to 70% of base salary) times the incentive performance level achieved based on the financial, strategic and service goals described above. As fiscal year 1996 actual EPS was more than 20% greater than fiscal year 1995 EPS, the EPS component multiplier was 3. For fiscal year 1996, senior executive officer participants (other than the CEO, who achieved 100% of his incentive award) achieved an average of 87.94% of their proposed incentive awards under the Incentive Plan. The Company's independent accountants performed certain procedures and confirmed the calculations of the incentive awards for the senior executive officers to be in accordance with the terms of the Incentive Plan, which was approved by the Company's stockholders in 1994.

LONG-TERM INCENTIVE

    The Company's long-term incentive opportunity consists of the annual grant of stock options pursuant to the Option Plan. The Committee believes that through the use of stock options, senior management interests are directly tied to enhancing stockholder value. Stock options are currently granted at exercise prices at least equal to 100% of the fair market value of the Company's common stock on the date of grant. Stock options generally have terms of ten years and generally vest equally over a period of three or more years. The stock options provide value to the recipients only when the price of the Company's stock increases above the option grant price and the employee remains in the employ of the Company until the option is exercisable.

    In April 1996, the Committee granted stock options to the named executive officers, other than the CEO, as well as selected other key employees and consultants. In determining the size of grant for the optionees, the Committee reviewed the recommendations of the CEO, and assessed individual performance, contributions to the business, prior years' grants, the number of outstanding options held by each optionee and the relative levels of responsibility within the Company.

 COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m)

    Section 162(m) of the Internal Revenue Code of 1988, as amended, enacted in 1993, generally disallows a tax deduction to publicly-held companies for compensation exceeding $1 million paid to the corporation's chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company's Incentive Plan was approved by the Company's stockholders in 1994. The Company believes that awards under the Incentive Plan qualify for the corporate tax deduction. In addition, the Company's Option Plan has been structured in a manner that appears to comply with the statute's requirements and, as a result, performance-based compensation associated with stock options is not expected to be subject to the deduction limit. Accordingly, the Company does not expect this deduction limitation to have a material effect on its operations or financial condition. It is the Committee's intent to request stockholder approval of future compensation plans for the executive officers subject to the deduction limit as required by these regulations so the corporate tax deduction is maximized without limiting the Committee's flexibility to attract and retain qualified executives to manage the Company. However, the Company may from time to time pay compensation to its executive officers that may not be deductible.

    The Committee believes that the programs described above provide base salary payments and short and long-term incentive compensation structures that effectively link executive and stockholder interests through equity-based plans and are structured to provide incentives that are consistent with the long-term goals of the Company.

    The foregoing report has been furnished by the Compensation and Organizational Committee of the Board of Directors of Foundation Health
Corporation:

            Richard W. Hanselman, Chairman
            David A. Boggs

SUMMARY COMPENSATION TABLE

    The following table provides certain summary information relating to cash and other forms of compensation paid to, or accrued by the Company on behalf of, the Chief Executive Officer and the four other highest paid executive officers for the fiscal year ended June 30, 1996.

                          SUMMARY COMPENSATION TABLE



                                                        ANNUAL COMPENSATION
                                            --------------------------------------------------------------------------------------
                                                                                                 Long Term
                                                                              Other Annual       Compensation      All Other
Name                               Fiscal Year    Salary(1)     Bonus         Compensation(2)    Awards Options    Compensation(3)
---------------------              -----------    ----------    ----------    ---------------    ---------------   ---------------
Daniel D. Crowley                     1996         $762,500     $2,475,000        $77,017             None             $534,506
                                      1995          752,885        750,000         88,021           100,000             491,867
President and Chief Executive         1994          555,288      2,700,000         43,482            75,000             462,411
Officer

Steven D. Tough                       1996         $300,000      $404,250          $32,127           30,000            $129,347
                                      1995          250,962       210,000           30,467           30,000             122,985
President and Chief Operating         1994          241,022       328,125           21,580           25,000              50,426
Officer-Government Programs

Jeffrey L. Elder                      1996         $300,000      $411,600          $45,432           30,000             $186,773
                                      1995          215,832       210,000           30,335           30,000              159,110
Senior Vice President                 1994          192,180       287,000           15,927           30,000               63,121
Chief Financial Officer

Kirk A. Benson                        1996         $350,000      $483,875          $42,491           30,000             $209,817
                                      1995          269,365       245,000           29,718           30,000              177,886


President and Chief Operating         1994          190,123       287,000            8,283           30,000               63,193
Officer-Commercial Operations

Allen J. Marabito                     1996         $250,000      $350,000          $37,080           30,000             $150,350
                                      1995          205,788       175,000           15,998           30,000              145,636
Senior Vice President-General         1994          189,700       287,000           10,627           30,000               62,948
Counsel and Secretary
----------------------

(1) Includes amounts deferred pursuant to the Company's Deferred Compensation Plan and the Company's Profit Sharing and 401(k) Plan.

(2) Consists of amounts reimbursed for payment of taxes.

(3) Includes amount of Company matching contributions pursuant to the Deferred Compensation Plan (pursuant to which the Company makes matching contributions of up to 10% of a participating employee's compensation, including base salary and bonus) and the 401(k) Plan (pursuant to which the Company makes matching contributions of up to 6% of each participating employee's compensation). Also includes amounts deemed to be compensation under the rules of the Securities and Exchange Commission related to the present value of the premium payments made by the Company for the benefit of the named executive officers under the Company's split-dollar life insurance program. Such amounts in fiscal year 1996 amounted to $70,873; $48,241; $46,187; $40,823; and $42,011 for Messrs. Crowley, Tough,
Elder, Benson and Marabito, respectively. Premiums and cost of funds paid by the Company will be reimbursed to the Company on termination of the respective policies, and any cash surrender value in excess of such premiums may be paid to the executive's beneficiary.

STOCK OPTION GRANTS IN FISCAL YEAR 1996

    The following table sets forth information relating to stock option grants to each of the officers named in the Summary Compensation Table under the Option Plan for the fiscal year ended June 30, 1996.

    STOCK OPTION GRANTS IN FISCAL YEAR 1996

                                                INDIVIDUAL GRANTS


                                                % of Total
                                                Option                                         Potential Realizable value at
                                 Number of      Granted to      Exercise                       Assumed Annual Rates of Stock
                                 Options        Employees in    Price          Expiration      Price Appreciation for Option
Name                             Granted(1)     1996(2)         ($ share)      Date(3)         Term(4)
--------------------             ----------     -------         ---------      -------         -----------------------------
                                                                                               5%         10%
                                                                                               ------     ------
Daniel D. Crowley                None           -               -              -               -          -

President and Chief Executive
Officer

Steven D. Tough                  30,000         5.0%            $40.25         4/05/06         $759,390   $1,924,444

President and Chief Operating
Officer-Government Programs

Jeffrey L. Elder                 30,000         5.0%            $40.25         4/05/06         $759,390   $1,924,444

Senior Vice President-
Chief Financial Officer

Kirk A. Benson                   30,000         5.0%            $40.25         4/05/06         $759,390   $1,924,444

President and Chief Operating
Officer-Commercial Operations

Allen J. Marabito                30,000         5.0%            $40.25         4/05/06         $759,390   $1,924,444

Senior Vice President-General
Counsel and Secretary


____________________________
(1) All options granted in fiscal year 1996 expire 10 years following the date of grant, subject to earlier termination upon certain events related to termination of employment.

(2) Includes options to purchase 598,750 shares granted to the Company's employees under the Option Plan.

(3) The options are exercisable as to 1/3 of the shares on each of April 5, 1997, 1998 and 1999.

(4) The dollar amounts in this table are the result of calculations at the 5 and 10 percent rates used to determine the potential realizable value of the stock options in the above table and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock prices. No assurances can be given that the stock prices will appreciate at these rates or experience any appreciation at all.

AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1996 AND FISCAL YEAR END OPTION VALUES

With respect to each of the officers named in the Summary Compensation Table, the following table contains information relating to the exercise of options during fiscal year 1996.

              AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1996 AND
                            FISCAL YEAR END OPTION VALUES

                               Shares
                               Acquired                          Number of Unexercised        Value of Unexercised In-the-Money
                               on                                Options at June 30, 1996     Options at June 30, 1996 Exercisable/
Name                           Exercise     Value Realized (1)   Exercisable/Unexercisable    Unexercisable (2)
---------------------------    ----------   ------------------   --------------------------   --------------------------------------
Daniel D. Crowley               0            N/A                  594,999/275,001              $4,096,587/$525,003

President and Chief Executive
Officer

Steven D. Tough                 40,000       $1,112,680           89,166/58,334                $617,523/$95,000

President and Chief Operating
Officer-Government Programs

Jeffrey L. Elder                50,000       $1,291,978           80,000/60,000                $456,750/$95,000

Senior Vice President-
Chief Financial Officer

Kirk A. Benson                  37,500       $1,018,231           102,500/60,000               $636,563/$95,000

President and Chief Operating
Officer-Commercial Operations

Allen J. Marabito               15,000       $357,745             87,500/60,000                $520,313/$95,000

Senior Vice President-General
Counsel and Secretary

___________

(1) Calculated as market price per share at time of exercise less the per share exercise price.
(2) Based on the closing price of the Common Stock on June 30, 1996 of $35.875 per share.

PENSION PLAN TABLE

    The following table sets forth the annual retirement benefits payable under the Company's Supplemental Executive Retirement Plan ("SERP") upon retirement at or after age 60. A participant must have at least five years of service with the Company to receive any retirement benefit, and must have 10 or more years of service to obtain the full retirement benefit.

                              PENSION PLAN TABLE


                              YEAR OF SERVICE (2)
                  --------------------------------------------------------
REMUNERATION (1)     15          20          25          30          35
----------------  --------    --------    --------    --------    --------
$200,000.00       $140,000    $140,000    $140,000    $140,000    $140,000
 225,000.00        157,500     157,500     157,500     157,500     157,500
 250,000.00        175,000     175,000     175,000     175,000     175,000
 300,000.00        210,000     210,000     210,000     210,000     210,000
 350,000.00        245,000     245,000     245,000     245,000     245,000
 400,000.00        280,000     280,000     280,000     280,000     280,000
 450,000.00        315,000     315,000     315,000     315,000     315,000
 500,000.00        350,000     350,000     350,000     350,000     350,000
 550,000.00        385,000     385,000     385,000     385,000     385,000
 600,000.00        420,000     420,000     420,000     420,000     420,000
 650,000.00        455,000     455,000     455,000     455,000     455,000
 700,000.00        490,000     490,000     490,000     490,000     490,000
 750,000.00        525,000     525,000     525,000     525,000     525,000
 800,000.00        560,000     560,000     560,000     560,000     560,000
 850,000.00        595,000     595,000     595,000     595,000     595,000
 900,000.00        630,000     630,000     630,000     630,000     630,000
--------------------------------------------------------------------------

___________

(1) Under the SERP, benefits are determined based on the executive's highest annual base salary in the five calendar years prior to retirement. The benefits are not subject to deduction for federal Social Security or other offset amounts. As of the date hereof, the highest annual base salary and years of service for each of the officers named in the Summary Compensation Table are:
Daniel D. Crowley, $825,000, eight years; Steven D. Tough, $350,000, eight years; Jeffrey L. Elder, $350,000, eight years; Kirk A. Benson, $400,000, eight years; and Allen J. Marabito, $265,000, six years.

(2) Under the SERP, a year of service is any calendar year after 1988 in which the executive completes 1,000 hours of service.


PERFORMANCE TABLE

    The following table compares the cumulative total stockholder return on the Company's Common Stock with the cumulative total stockholder return of the Standard & Poor's 500 stock index and the Standard & Poor's Health Care Composite Index. The comparison assumes the investment of $100 on July 1, 1991 and that dividends were reinvested when paid. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

                               Total Return to Stockholder


                                                    FISCAL YEAR
                                     -------------------------------------------
                                      1992      1993     1994     1995    1996
                                     -------------------------------------------
Foundation Health Corporation        $151.93  $151.93  $200.85  $139.70  $184.76

S&P 500 Index                        $113.41  $128.87  $130.68  $164.75  $207.59

S&P Health Care Composite Index      $107.95   $94.82   $94.80  $137.69  $192.22


EMPLOYMENT AGREEMENTS

    Each of the named executive officers has entered into an employment agreement with the Company, which as amended, provides for a term of five years commencing in April 1996, and which will be extended automatically for one-year terms thereafter unless terminated by either party pursuant to the terms of the agreement. The agreements provide that each officer is entitled to base salary, participation in all employee benefit programs, reimbursement for business expenses and participation in the Incentive Plan. Messrs. Crowley, Tough, Elder, Benson and Marabito are currently entitled to receive annual base salaries of $825,000, $350,000, $315,000, $400,000 and $265,000,
respectively.

    The agreements also contain provisions that entitle each of the named executive officers to receive severance benefits, which are payable if the officer's employment with the Company is terminated for various reasons, including death and termination following a "change of control" of the Company. Under the employment agreements, a change in control would result (i) from a change in the composition of the Board of Directors of the Company as a result of which fewer than two-thirds of the incumbent directors are directors who either had been directors of the Company 24 months prior to such change or were elected to the Board with the affirmative vote of at least a majority of the directors who had been directors of the Company 24 months prior to such change or (ii) if any person becomes the beneficial owner of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities having the right to vote at elections of directors. In the event that during the term of the employment agreement and within two years after the occurrence of a change of control, one of the above officers voluntarily resigns for "good reason" or is terminated by the Company for any reason other than "cause," disability or retirement, the employee shall be entitled to a severance payment and certain severance benefits. The amount of the payment is equal to
2.99 times base salary then in effect and the average annual bonus paid to the employee for the most recent three fiscal years. The severance benefits are the acceleration of all unvested employee benefits, including outstanding unvested options, and the provision of life, disability, health and accident insurance for 36 months following termination. "Good reason" is defined as a demotion, substantial reduction in authority or responsibility, reduction in base compensation or adverse change in the formula regarding bonus calculation or relocation of more than 100 miles. "Cause" means a willful act by the employee which constitutes gross misconduct or fraud and which is materially injurious to the Company or conviction of, or a plea of guilty or no contest to, a felony. The contingent liability for severance payments that the Company would be required to make under the employment agreements (excluding amounts which may be payable under incentive plans and the value of certain benefits) assuming termination as of August 31, 1996 after a qualifying "change of control" would be $8,372,000, $1,836,234, $1,802,571,
$2,058,989, and $1,556,793, respectively, for Messrs, Crowley, Tough, Elder, Benson and Marabito. In addition, the terms of the Rabbi Trust which was established by the Company in connection with the SERP, the Directors' Retirement Plan and the Executive Retiree Medical Plan, provide that upon a change of control of the Company, the Company shall make an irrevocable contribution to the trust in an amount sufficient to pay the participants and beneficiaries benefits to which they are entitled under the plans at the date of the change of control.

    On October 2, 1996, the Company entered into an Agreement and Plan of
Merger (the "Merger Agreement") with Health Systems International, Inc. ("HSI") and a wholly owned subsidiary of HSI ( "Merger Sub"). Under the Merger Agreement, the Company will be merged into Merger Sub, with the Company as the surviving corporation and a wholly-owned subsidiary of HSI, and stockholders of the Company will receive 1.3 shares of HSI Class A Common Stock for every share of the Company's common stock held. In connection with the Merger Agreement, Messrs. Crowley, Tough, Elder, Benson and Marabito entered into employment agreements (and in the case of Messrs. Crowley, Tough and Benson, consulting and non-compete agreements that would go into effect upon the termination of employment) with HSI and the Company which would be effective if and only if the Merger takes place. Upon the effective date of the Merger, these new employment agreements would supersede the employment agreements described above.

    The Merger is conditioned among other things, upon stockholder approval.
The new employment arrangements will be described fully in the Joint Proxy Statement/Prospectus to be filed with the Securities and Exchange Commission and distributed to the Company's stockholders in connection with solicitation of their approval of the Merger.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following information is furnished as to beneficial ownership of shares of the Common Stock of the Company held by (i) each director, (ii) each of the Company's officers named in the Summary Compensation Table, (iii) all directors and named officers as a group, and (iv) each person or institution known to be the beneficial owner of more than 5% of the Common Stock of the Company, as of September 30, 1996.

                                       AMOUNT AND NATURE OF
                                       BENEFICIAL OWNERSHIP
NAME AND ADDRESS OF BENEFICIAL OWNER          (1)(2)             PERCENT (1)(2)
------------------------------------   ---------------------     --------------
Neuberger & Berman L.P. (3).                 4,909,950                 8.33
Harris Associates, L.P. (4)                  4,002,250                 6.79
Daniel D. Crowley (5)(6)                       666,199                 1.12
Steven D. Tough (5)(6)                          89,166                   *
Jeffrey L. Elder (5)(6)                         80,000                   *
Kirk A. Benson (5)(6)                          107,500                   *
Allen J. Marabito (5)(6)                        87,500                   *
David A. Boggs (7)                              14,000                   *
Patrick Foley (7)                                    0                   *
Earl B. Fowler (7)                              27,424                   *
Richard W. Hanselman (7)                        18,099                   *
Ross D. Henderson, M.D. (5)                     84,440                   *
Richard J. Stegemeier (7)                       15,000                   *
Raymond S. Troubh (7)                           30,349                   *
All directors and named officers as a group
  (12 persons) (6)(7)                        1,219,677                 2.03

______________
*   Amount represents less than 1% of the Company's Common Stock.

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of September 30, 1996 that such person or group has the right to acquire within 60 days after such date.

(2) For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, shares which such person or group has the right to acquire within 60 days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) The Company has been advised by Neuberger & Berman L.P. as follows:
Neuberger & Berman L.P. is deemed to be a beneficial owner for purpose of Rule 13 (d) of the Exchange Act since it has shared power to make decisions whether to retain or dispose of the securities of many unrelated clients. Neuberger & Berman L.P. does not, however, have any economic interest in the securities of those clients. The clients are the actual owners of the securities and have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such securities. Partner(s) of Neuberger & Berman L.P. own 29,300 shares. Partner(s) own these shares in their own personal securities accounts. Neuberger & Berman L.P. disclaims beneficial ownership of these shares since these shares were purchased with each partner(s)' personal funds and each partner has exclusive dispositive and voting power over the shares held in their respective accounts. With regard to 3,025,000 shares, Neuberger & Berman L.P. and Neuberger & Berman Management Inc. are deemed to be beneficial owners for purposes of Rule 13 (d) since they both have shared power to make decisions whether to retain or dispose of the securities. Neuberger & Berman L.P. and Neuberger & Berman Management Inc. serve as sub-adviser and investment manager, respectively, of Neuberger & Berman's various Funds which hold such shares in the ordinary course of their business and not with the purpose nor with the effect of changing or influencing the control of the issuer. No other Neuberger & Berman L.P. advisory client has an interest of more than 5% of the Company.

(4) The Company has been advised by Harris Associates L.P. ("Harris") as follows: Harris has been granted the power to vote shares in circumstances it determines to be appropriate in connection with assisting its advised clients to whom it renders financial advice in the ordinary course of its business, by either providing information or advice to the persons having such power, or by exercising the power to vote when it determines such action appropriate in connection with matters which are submitted to a security holders' vote. In addition, Harris serves as investment adviser to Harris Associates Investment Trust (the "Trust") and various of Harris' officers and directors are also officers and directors of the Trust. Harris does not consider that the Trust is controlled by such persons. The series of the Trust designated The Oakmark Fund beneficially owns 2,000,000 shares and are included as shares over which Harris has shared voting and dispositive power and thus as shares beneficially owned by Harris, because of Harris' power to mange the Trust's investments. In addition, other Harris customers may own shares which are not included in the aggregate number of shares reported herein because Harris is not deemed the beneficial owner (as defined in Rule 13d-3) of such shares.

(5) The address for each of Messrs. Crowley, Tough, Elder, Benson and Marabito and Dr. Henderson is c/o Foundation Health Corporation, 3400 Data Drive, Rancho Cordova, CA 95670.

(6) Includes shares issuable upon exercise of options within 60 days of September 30, 1996 as follows: Mr. Crowley, 594,999, Mr. Tough, 89,166, Mr. Elder, 80,000, Mr. Benson, 102,500, Mr. Marabito, 87,500, and all executive officers as a group (five persons), 954,165.

(7) Includes shares issuable upon exercise of options within 60 days of September 30, 1996 as follows: Mr. Boggs, 14,000, Mr. Fowler, 17,099, Mr. Hanselman, 17,099, Dr. Henderson, 1,500, Mr. Stegemeier, 15,000 and Mr. Troubh, 17,099.

               SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than 10 percent stockholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

    Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Company believes that all of its officers, directors and greater than 10 percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal year 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    NONE

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FOUNDATION HEALTH CORPORATION

                                  By     /S/ DANIEL D. CROWLEY
                                         -----------------------
                                         Daniel D. Crowley
                                         CHAIRMAN, PRESIDENT AND
                                         CHIEF EXECUTIVE OFFICER

Dated: October 24, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    /s/ DANIEL D. CROWLEY         Director, President and Chief        October 24, 1996
  ----------------------------    Executive Officer (Principal
    Daniel D. Crowley             Executive Officer) and Chairman
                                  of the Board

    /s/ DAVID A. BOGGS  *         Director                              October 24, 1996
  ----------------------------
    David A. Boggs


   /s/ JEFFREY L. ELDER           Director, Senior Vice President-      October 24, 1996
  ----------------------------    Chief Financial Officer (Principal
   Jeffrey L. Elder               Financial and Accounting Officer)


   /s/ PATRICK FOLEY  *           Director                              October 24, 1996
  ----------------------------
   Patrick Foley


   /s/ EARL B. FOWLER  *          Director                              October 24, 1996
  ----------------------------
   Earl B. Fowler

   /s/ RICHARD W. HANSELMAN *     Director                              October 24, 1996
  ----------------------------
   Richard W. Hanselman

   /s/ ROSS D. HENDERSON, M.D *   Director                              October 24, 1996
  ----------------------------
   Ross D. Henderson, M.D.


   /s/ RICHARD J. STEGEMEIER *    Director                              October 24, 1996
  ----------------------------
   Richard J. Stegemeier


   /s/ STEVEN D. TOUGH            Director                              October 24, 1996
  ----------------------------
   Steven D. Tough


   /s/ RAYMOND S. TROUBH *        Director                              October 24, 1996
  ----------------------------
   Raymond S. Troubh



*  By /s/ DANIEL D. CROWLEY       October 24, 1996
------------------------------
     Daniel D. Crowley
     Attorney-In-Fact
