Form 10-Q
period 1996-09-30
FOUNDATION HEALTH CORPORATION
filed 1996-11-19
CIK 859493

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                      FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended      September 30, 1996
                                    ------------------------------
                   OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transaction period from ____________ to ____________

                   Commission File Number     1-10540
                                           -------------

                    FOUNDATION HEALTH CORPORATION
         -------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              Delaware                                          68-0014772
------------------------------------------   --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)                No.)

3400 Data Drive, Rancho Cordova, CA                           95670
-------------------------------------                        --------
(Address of principal executive offices)                    (Zip Code)

                 (916) 631-5000
-------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes    X                 No
                  ----------              -----------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 15 , 1996:

Common Stock, $0.01 Par Value                58,752,016
-----------------------------                -----------------------------
    Class                                        Number of Shares

                            FOUNDATION HEALTH CORPORATION

                                  INDEX TO FORM 10-Q

                                                                            PAGE

Part I  - Financial Information

          Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets -
              September 30, 1996 and June 30, 1996                           3

          Condensed Consolidated Statements of Operations for the Quarters
              Ended September 30, 1996 and 1995                              4

          Condensed Consolidated Statements of Cash Flows for the Quarters
              Ended September 30, 1996 and 1995                              5

          Notes to Condensed Consolidated Financial Statements             6 - 8

          Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9 - 16

Part II - Other Information

          Item 1 - Legal Proceedings                                        17
          Item 6 - Exhibits and Reports on Form 8-K                         18

Signature                                                                   19

Index to Exhibits                                                           20

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            FOUNDATION HEALTH CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                                    September 30,       June 30,
                                                                   --------------   --------------
                                                                         1996             1996
                                                                   --------------   --------------
                                                                                       (Restated)
ASSETS
     Cash and cash equivalents                                      $  168,697        $  226,156
     Investments                                                       812,748           714,914
     Amounts receivable under government contracts                     200,484           182,062
     Reinsurance receivable                                            102,033            94,662
     Premium and patient receivables, net                              154,376           139,499
     Property and equipment, net                                       260,058           257,564
     Goodwill and other intangible assets, net                         400,839           402,015
     Deferred income taxes                                              40,685            45,487
     Net assets of discontinued operations                              27,989
     Other assets                                                      327,082           275,294
                                                                   --------------   --------------
                                                                    $2,494,991        $2,337,653
                                                                   --------------   --------------
                                                                   --------------   --------------


LIABILITIES AND STOCKHOLDERS' EQUITY
     Reserves for claims, losses and loss adjustment expenses       $  942,175        $  883,911
     Notes payable and capital leases                                  391,644           309,136
     Amounts payable under government contracts                         46,507            52,948
     Accrued dividends to policyholders                                  3,726             9,726
     Net liabilities of discontinued operations                                            1,483
     Other liabilities                                                 204,939           213,523
                                                                   --------------   --------------
                                                                     1,588,991         1,470,727
                                                                   --------------   --------------

Stockholders' Equity:
     Common stock and additional paid-in capital                       537,520           533,855
     Retained earnings                                                 375,229           343,026
     Unrealized holding gains and losses, net of taxes                 (3,702)           (6,908)
     Common stock held in treasury, at cost                            (3,047)           (3,047)
                                                                   --------------   --------------
                                                                       906,000           866,926
                                                                   --------------   --------------
                                                                    $2,494,991        $2,337,653
                                                                   --------------   --------------
                                                                   --------------   --------------


               See Notes to Condensed Consolidated Financial Statements
                                          3

                            FOUNDATION HEALTH CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     (UNAUDITED)

                                                               Quarter Ended September 30,
                                                            ------------------------------
                                                                 1996              1995
                                                            --------------    ------------
                                                                                (Restated)
Revenues:
     Commercial premiums                                    $  566,912        $  459,575
     Government contracts                                      248,001            81,019
     Specialty services revenue                                184,922           157,702
     Patient service revenue, net                               13,371            11,645
     Investment and other income                                18,851            14,112
                                                            --------------    ------------
                                                             1,032,057           724,053
                                                            --------------    ------------

Expenses:
     Commercial health care services                           475,700           367,398
     Government contracts health care services                 180,927            45,257
     Specialty services costs                                  162,945           138,623
     Patient service costs                                      12,889             9,080
     Selling, general and administrative                       131,467            88,288
     Amortization and depreciation                              14,553            11,340
     Interest expense                                            5,690             3,788
                                                            --------------    ------------
                                                               984,171           663,774
                                                            --------------    ------------
Income from continuing operations before income taxes           47,886            60,279

Provision for income taxes                                      15,683            20,495
                                                            --------------    ------------

Income from continuing operations                               32,203            39,784

Discontinued operations:
  Loss, net of taxes                                                 -           (16,088)
                                                            --------------    ------------

Net income                                                   $  32,203         $  23,696
                                                            --------------    ------------
                                                            --------------    ------------

Earnings (loss) per share:
   Continuing operations                                       $  0.55           $  0.69
   Discontinued operations                                           -             (0.28)
                                                            --------------    ------------
Net earnings                                                   $  0.55           $  0.41
                                                            --------------    ------------
                                                            --------------    ------------

Weighted average common and common
stock equivalent shares outstanding                         59,077,144        57,427,162
                                                            --------------    ------------
                                                            --------------    ------------


               See Notes to Condensed Consolidated Financial Statements

                            FOUNDATION HEALTH CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                                  Quarter Ended September 30,
                                                               ------------------------------
                                                                    1996            1995
                                                               -------------   --------------
                                                                                 (Restated)
Net cash provided by (used for) operating activities           $  (12,139)      $    33,114
                                                               -------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                           (10,735)          (22,752)
  Purchases of available for sale investments                    (171,344)         (111,315)
  Sales/maturities of available for sale investments               77,712           135,138
  Purchases of held to maturity investments                        (1,567)           (2,508)
  Maturities of held to maturity investments                        4,050             8,559
  Increase in other assets                                        (23,392)           (4,578)
  Acquisition of businesses, net of cash acquired                                    (6,034)
                                                               -------------   --------------
Net cash used for investing activities                           (125,276)           (3,490)
                                                               -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                          80,107            40,016
  Principal payments on notes payable and capital leases           (1,132)           (2,319)
  Proceeds and tax benefits from issuance of common stock
    and exercise of stock options                                   1,482             2,025
  Stock repurchase and other merger related adjustments              (501)          (17,557)
                                                                 -------------   --------------
Net cash provided by financing activities                          79,956            22,165
                                                               -------------   --------------

Net (decrease) increase in cash and cash equivalents              (57,459)           51,789

Cash and cash equivalents, beginning of quarter                   226,156           203,210
                                                               -------------   --------------
Cash and cash equivalents, end of quarter                      $  168,697       $   254,999
                                                               -------------   --------------
                                                               -------------   --------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                $    2,607       $       993
                                                               -------------   --------------
                                                               -------------   --------------
  Income taxes paid                                            $    3,825       $     1,678
                                                               -------------   --------------
                                                               -------------   --------------
  Noncash investing and financing activities:
    Unrealized holding gains (losses)                          $    3,206       $     1,732
                                                               -------------   --------------
                                                               -------------   --------------
    Acquisition of businesses:
         Assets acquired                                       $                $     7,074
         Liabilities assumed                                                           (854)
                                                               -------------   --------------
         Cash paid                                                      -             6,220
         Less cash acquired                                                            (186)
                                                               -------------   --------------
         Net cash paid                                         $        -       $     6,034
                                                               -------------   --------------
                                                               -------------   --------------



               See Notes to Condensed Consolidated Financial Statements

                            FOUNDATION HEALTH CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of Foundation Health Corporation (the "Company") and the consolidated results of its operations and its cash flows for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). For further information refer to the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1996. Results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

As discussed in Note 5, prior year financial statements have been restated to include the operations of the Company's affiliated, physician-owned Medical Practices, which were discontinued, along with the Company's physician practice management subsidiary, in the third quarter of fiscal year 1996. Additionally, certain reclassifications have been made to prior period financial statements to conform to current period presentation.

NOTE 2- INVESTMENTS

Investments comprised the following (in thousands):


                       September 30, 1996   June 30, 1996
                       ------------------   -------------
Available for sale        $ 783,421         $ 683,023
Held to maturity             29,327            31,891
                        ------------       -----------
Total investments         $ 812,748         $ 714,914
                        ------------       -----------
                        ------------       -----------

For purposes of calculating realized gains and losses on sales of investments available for sale, the amortized cost of each investment sold is used.

NOTE 3- CAPITAL STOCK

The Company has a stock repurchase program to acquire from time to time up to
5.7 million shares of the Company's common stock in the open market. As of September 30, 1996 the Company had repurchased a total of 1,795,500 shares pursuant to this program. No shares were repurchased during the quarter ended September 30, 1996. Effective September 30, 1996, the stock repurchase program was canceled.

NOTE 4- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured on the fair value of the stock award when granted and is recognized as expense over the service period, which is usually the vesting period. This standard is effective for the Company beginning in fiscal 1997, and requires measurement of awards made on or after December 15, 1995. The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company intends to follow the disclosure requirements for its employee stock plans. The new standard will also require that all stock-based transactions with non-employees be measured in accordance with the fair value method and recorded as expense. The Company does not expect that implementation of this standard will have a material impact on its results of operations during fiscal 1997.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121"). The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amounts or fair value less cost to sell. This Statement is effective for the Company beginning in fiscal 1997. Adoption of SFAS No. 121 is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 5 - RESTATEMENT

Subsequent to the issuance of its financial statements for the year ended June 30, 1996, the Company reconsidered, in light of recent industry developments, its prior accounting treatment for its affiliated physician-owned Medical Practices and determined that certain adjustments to consolidate those Medical Practices were required to be made to the previously reported amounts as of June 30, 1996 and for the quarter ended September 30, 1995. The operations of the affiliated physician-owned Medical Practices along with the Company's physician practice management subsidiary are being treated as discontinued operations as they previously represented a segment of the Company's business that is in the process of being sold.

A summary of the effects of the restatement in the determination of loss from discontinued operations for the quarters ended September 30, 1996 and 1995 is as follows (dollars in thousands):


                                               Quarter Ended September 30,
                                             -------------------------------
                                                     1996              1995
                                             -----------------  ------------
Revenues                                         $ 40,020         $  30,303
Expenses                                           59,329            46,627
                                                  ---------        ---------
Net loss before income taxes                      (19,309)          (16,324)
Benefit (provision) for income taxes                  657              (236)
Deferral of losses from measurement date           19,966                 -
                                                  ---------        ---------
Net loss from discontinued operations             $     -          $(16,088)
                                                  ---------        ---------
                                                  ---------        ---------
NOTE 6- SUBSEQUENT EVENT

On October 1, 1996, the Company entered into an Agreement and Plan of Merger with Health Systems International, Inc. ("HSI"). Under the definitive agreement approved by both companies' boards of directors, the Company will merge into a wholly-owned subsidiary of HSI with the Company surviving the merger as a wholly-owned subsidiary of HSI. HSI will change its name to Foundation Health Systems, Inc. Completion of the transaction, which will be a tax-free combination and accounted for as a pooling-of-interests, is subject to stockholder and regulatory approval as well as other customary conditions and is expected to be completed in January 1997. The Company's stockholders will receive 1.3 shares of HSI Class A common stock for each share of Company common stock owned (the "exchange ratio"). Holders of Company options will receive substitute HSI options based on the same exchange ratio.

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

In fiscal year 1995, the Company was awarded two contracts to establish managed care programs for up to 227,000 eligible CHAMPUS beneficiaries in Washington and Oregon (the "Washington/Oregon Contract") and up to 590,000 eligible CHAMPUS beneficiaries in Oklahoma and most of Arkansas, Louisiana and Texas (the "Region 6 Contract"). Implementation of the Washington/Oregon Contract commenced in September 1994 and the delivery of health care services commenced in March 1995. Implementation of the Region 6 Contract commenced in April 1995 and the delivery of health care services commenced in November 1995. Each of these contracts has a five year term. In August 1995, the Company was awarded a contract to establish a managed care program for up to 720,000 eligible CHAMPUS beneficiaries in California and Hawaii (the "California/Hawaii Contract"). Implementation of the contract commenced in September 1995 with the provision of health care services beginning in April 1996. The contract has a term of up to five years. In October 1995, the Company's California HMO was awarded four Medicaid contracts, and is subcontractor under two other contracts, in California to deliver managed care to up to 616,000 Medicaid beneficiaries. Implementation of these programs commenced in fiscal year 1996 with delivery of health care services currently anticipated to commence during the second half of fiscal year 1997.

CONSOLIDATED OPERATING RESULTS

The Company achieved significant increases in revenues for the quarter ended September 30, 1996 over the same period in fiscal year 1995. The growth in revenues was primarily driven by commercial enrollment gains from the Company's individual, Medicare risk and Medicaid products, increases in specialty services revenue from its behavioral health and pharmacy subsidiaries and delivery of healthcare services under the California/Hawaii and Region 6 Contracts.

The Company's selling, general and administrative ("SG&A") expenses in the quarter ended September 30, 1996 increased as compared to the same period in the prior year due primarily to the new government contracts and increased commercial enrollment in existing service areas and geographic expansion. The SG&A ratio for the quarter ended September 30, 1996 increased as compared to the same period in the prior fiscal year due to the continued competitive premium pricing pressure offset by the Company's continued cost containment efforts and the transition of certain government contracts between the implementation and health care delivery phase.

The Company's net income before income taxes for the quarter ended September 30, 1996 decreased compared to the results for the same period in the prior year due to higher medical loss ratios at the Company's Gem Insurance Company insured PPO subsidiary, increased operations in Medicaid business which has a higher medical loss ratio than other commercial operations and continued competitive premium pricing pressure.

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

LINE OF BUSINESS REPORTING

The Company currently operates in a single industry segment, managed health care. The Company's continuing operations are in three primary lines of business (i) commercial (ii) government contracts; and (iii) specialty services. Previously, the Company operated in another segment, physician practice management and Medical Practices, which were discontinued during the third quarter of fiscal year 1996. For the quarters ended September 30, 1996 and 1995, discontinued operations had total revenues of $40.0 million and $30.3 million; operating losses of $20.0 million and $16.1 million; and per share losses of nil and $0.28, respectively. Operating losses since the measurement date are being deferred because of an anticipated gain on the contractual sale which is scheduled to close in the second quarter of fiscal 1997.

The following table presents financial information reflecting the Company's continuing operations by its three primary lines of business: (i) commercial operations; (ii) government contracts; and (iii) specialty services.

                            FOUNDATION HEALTH CORPORATION
                        LINE OF BUSINESS FINANCIAL INFORMATION
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)

                                                                                                             Quarter Ended
                                                               Quarter Ended September 30, 1996            September 30, 1995
                                                         ------------------------------------------   ---------------------------
                                                                           Percent         Percent                       Percent
                                                           Amount or       of Total        Increase      Amount or      of Total
                                                            Percent         Revenue       (Decrease)      Percent        Revenue
                                                         -------------   ------------   -----------   -------------    ----------
                                                                                                       (Restated)
Revenues:
     Commercial premiums                                 $  566,912           54.9  %        23.4  %  $  459,575           63.5  %
     Government contracts                                   248,001           24.0          206.1         81,019           11.2
     Specialty services revenue                             184,922           17.9           17.3        157,702           21.8
     Patient service revenue, net                            13,371            1.3           14.8         11,645            1.6
     Investment and other income                             18,851            1.8           33.6         14,112            1.9
                                                         -------------   ------------                  ------------    ----------
                                                          1,032,057          100.0           42.5        724,053          100.0
                                                         -------------   ------------                  ------------    ----------
Expenses:
     Commercial health care services                        475,700           46.1           29.5        367,398           50.7
     Government contracts health care services              180,927           17.5          299.8         45,257            6.3
     Specialty services costs                               162,945           15.8           17.5        138,623           19.1
     Patient service costs                                   12,889            1.2           41.9          9,080            1.3
     Selling, general and administrative ("SG&A")           131,467           12.7           48.9         88,288           12.2
     Amortization and depreciation                           14,553            1.5           28.3         11,340            1.6
     Interest expense                                         5,690            0.6           50.2          3,788            0.5
                                                         -------------   ------------                  ------------    ----------
                                                            984,171           95.4           48.3        663,774           91.7
                                                         -------------   ------------                  ------------    ----------
Income from continuing operations before income taxes        47,886            4.6          (20.6)        60,279            8.3
     Provision for income taxes                              15,683            1.5          (23.5)        20,495            2.8
                                                         -------------   ------------                  ------------    ----------
Income from continuing operations                         $  32,203            3.1  %       (19.1)     $  39,784            5.5  %
                                                         -------------   ------------                  ------------    ----------
                                                         -------------   ------------                  ------------    ----------

Earnings per share from continuing operations               $  0.55                         (21.0)       $  0.69
                                                         -------------                                 ------------
                                                         -------------                                 ------------

Weighted average common and common
stock equivalent shares outstanding                       59,077,144                          2.9       57,427,162
                                                         -------------                                 ------------
                                                         -------------                                 ------------
Operating ratios:
     Commercial loss ratio                                     83.9  %                                      79.9  %
     Government contracts ratio                                73.0                                         55.9
     Specialty services ratio                                  88.1                                         87.9
     Patient service ratio                                     96.4                                         78.0
     SG&A to total revenues                                    12.7                                         12.2
     Effective tax rate                                        32.8                                         34.0

Enrollment (in thousands):
Commercial:
     Group and individual                                     1,201                          15.3          1,042
     Medicare risk                                               88                          17.3             75
     Medicaid                                                   249                         126.4            110
                                                         -------------                  ------------   ------------
                                                              1,538                          25.3          1,227
                                                         -------------                  ------------   ------------
Government
     CHAMPUS PPO and indemnity                                1,048                         342.2            237
     CHAMPUS HMO                                                481                         381.0            100
                                                         -------------                  ------------   ------------
                                                              1,529                         353.7            337
                                                         -------------                  ------------   ------------
     Combined                                                 3,067                          96.1  %       1,564
                                                         -------------                  ------------   ------------
                                                         -------------                  ------------   ------------

                                       12

COMMERCIAL OPERATIONS

Revenues generated by the Company's commercial operations increased in the quarter ended September 30, 1996 over the quarter ended September 30, 1995 due in part to a 25.3% increase in enrollment from existing lines of business and geographic expansion offset by reductions in commercial premium revenue per member due to competitive pricing pressures.

The Company expects continued pressure from employer groups and government agencies to reduce premiums. Health care costs on a per member basis increased for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The commercial loss ratio also increased from 79.9% for the quarter ended September 30, 1995 to 83.9% for the quarter ended September 30, 1996. The increase in the ratio was due to higher than anticipated medical costs in the Company's California HMO operations for non-capitated hospital services, increased medical costs in the Company's Gem Insurance Company insured PPO subsidiary, increased Medicaid business and competitive premium pressures. The Company believes that the pressures on margins will continue, which may adversely affect the commercial loss ratio; however, the Company will seek to mitigate any increase in the loss ratio by the continued focus on medical cost management efforts. In addition, as the Company's Medicaid and Medicare risk business increases, the loss ratio may increase as historically these products have a higher loss ratio than the Company's other HMO and indemnity insurance business. Subsequent actual claims experience could require reserves for prior periods to be increased or decreased which would impact the Company's earnings in future periods.

GOVERNMENT CONTRACTS

Government contracts revenue increased in the quarter ended September 30, 1996 over the quarter ended September 30, 1995 primarily due to the delivery of health care services under the California/Hawaii and Region 6 Contracts offset in part by the decrease in revenue due to expiration of the Base Realignment and Closure ("BRAC") Contract.

The government contracts ratio increased during the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. This was due primarily to several of the contracts being in the implementation period during the quarter ended September 30, 1995. Comparability of the government contracts ratio between periods is dependent on the mix of the contracts that are in the implementation phase versus contracts that are in the health care delivery phase. Administrative expenses relating to both phases are recorded as part of SG&A. Once the delivery of health care services begins the expenses related to health care services are recorded as government contracts health care services.

SPECIALTY SERVICES

Specialty services revenues increased in the quarter ended September 30, 1996 over the same period in the prior year due to increases in the operations of its workers' compensation and behavioral health subsidiaries.

The Company's workers' compensation subsidiaries (collectively referred to as the "workers' compensation companies") entered into a quota share reinsurance agreement ("quota share") with a nonrelated reinsurance company, effective
July 1, 1996. The workers' compensation companies previously utilized a quota share agreement from January 1990 through June 1994. Under the current quota share treaty, the percentage of premiums, losses and allocated loss adjustment expenses incurred ceded to the reinsurer is 30% for the period of July 1, 1996 to December 31, 1996. For business written in calendar year
1997, the ceding
rate is 7.5% for the first six months of 1997, and 3.75% for the second half of the year. In addition, a ceding commission is earned based on actual loss experience reported in the subject period.

Net premiums earned before quota share reinsurance increased by 44.9% for the quarter ended September 30, 1996 to $154.1 million from $106.4 million for the quarter ended September 30, 1995. The growth in premiums is due primarily to national expansion through the Company's multi-state insurance workers' compensation subsidiary, Business Insurance Company. Due to the premiums ceded under the quota share agreement, the growth in net premiums earned in the current quarter is 2.9%. Net investment income increased by 42.5% compared to the comparable quarter last year. The growth in investment income is due to an increase in investable assets from operational cash flow, as well as capital contributions to the workers' compensation companies of $75 million in May 1996 and $55 million in August 1996.

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

The following sets forth the workers' compensation companies underwriting experience as measured by its combined ratio and its components for the quarters ended September 30, 1996 and 1995:

The loss and allocated loss adjustment expense ratio for the current quarter increased to 74.0% from 65.7% for the comparable quarter in 1995. The increase in ratio is due to all of the California workers' compensation net premiums earned during the current quarter from policies issued under the state's competitive premium rating system, while premiums earned during the September 1995 quarter included policies issued in 1994 prior to the start of California's competitive rating law in January 1995. In addition, the September 1995 quarter included decreases to prior accident year loss reserve estimates, which reduced the overall loss ratio for the calendar quarter.

The underwriting expense ratio decreased in the current quarter by 4.3 percentage points to 17.5%, primarily due to business ceded under the quota share treaty effective July 1, 1996. The Company did not have a quota share treaty in effect during the comparable quarter in 1995. The ceding commission earned for business placed with the reinsurer generates a ceding commission. In addition, overall average commissions incurred has decreased, as a greater percentage of premiums earned is now related to policies issued outside of California, where the average commission incurred is approximately 3 percentage points less than California.

The policyholder dividend ratio for the current quarter is a benefit of 5.5% of net premiums earned, as the liability for accrued policyholder dividends was reduced by $6.0 million. Since July 1993, California workers' compensation premium rates have been reduced substantially. Mandated premium rate reductions totaling approximately 36% occurred from mid 1993 to late 1994. In 1996, the California State Legislature passed AB1913. This legislation may require insurance carriers in California to return premiums earned to policyholders due to experience modification revisions in situation where claims reported by other insurance companies were closed significantly below the original claim costs estimated at the time of the original unit statistical filing. The above premium reductions apply to all policies issued in California. As a result of the passage of this legislation, the industry is faced with the possibility of additional policyholder litigation, as legal challenges may require the return of premiums to policyholders.

To offset the effect of these revenue reductions not contemplated at the time these premiums were written, the Company reduced its accrual for dividends to policyholders during the quarter. In addition, due to the start of competitive rating in California effective January 1, 1995, the percentage of new policies issued on a participating basis has decreased dramatically. As fewer policies are issued on a participating basis, and the impact of reduced premium rates accrue to the benefit of the policyholder at the inception of the policy, rather than after a policy's expiration through policyholder dividends, a reduction in the accrual for dividends to policyholders was made during the current quarter.

Revenues generated by the behavioral health subsidiaries totaled approximately $28 million for the quarter ended September 30, 1996 compared to approximately $9 million for the quarter ended September 30, 1995 primarily due to the operations of Managed Health Network, Inc. which was acquired during the third quarter of fiscal 1996.

The specialty services ratio for the quarter ended September 30, 1996 increased slightly as compared with the quarter ended September 30, 1995 as a result of the increase in the workers' compensation loss and allocated loss adjustment expense ratio described above.


LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $12.1 million for the quarter ended September 30, 1996 as compared to cash provided by operating activities of $33.1 million for the comparable period in fiscal year 1995 due to timing of the accrual for and payment of operating payables and to a lesser extent to timing of the receipt or payment of amounts under government contracts. Offsetting this net use of cash is an increase in claims reserves on specialty services companies attributed to growth of the workers' compensation business. The Company's cash and investments increased from $941.1 million at June 30, 1996 to $981.4 million at September 30, 1996. The Company invests its cash in investment grade securities.

During fiscal year 1997, the Company expects capital expenditures to approximate $85.8 million, primarily consisting of $78.2 million for the purchase of computer hardware and software systems; $4.1 million for the purchase of furniture and equipment; and $3.5 million for other requirements. Other assets increased over the amount at June 30, 1996 and is primarily due to increases in pharmacy rebates, prepaid expenses, trade receivables, provider receivables and the cash surrender value of life insurance policies related to the non-qualified defined benefit pension plans. Other liabilities decreased over the amount at June 30, 1996 due to the timing of cash receipts for certain government premiums, payment of fiscal 1996 employee bonuses during the quarter ended September 30, 1996 offset by income tax accruals and payroll accruals.

During December 1996, the Company expects to close its previously announced sale to FPA Medical Management, Inc. (FPA) of its affiliated, physician-owned Medical Practices and its physician management subsidiary. Upon closing, the Company will receive approximately $200 million in cash, FPA common stock and notes and anticipates recording a gain on the sale.

In December 1994, the Company established a $300 million unsecured revolving credit agreement with Citicorp USA, Inc. as Administrative Agent for the lenders thereto (the "Credit Agreement"). As of November 18, 1996, the Company has borrowed $285 million on the Credit Agreement.

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

Certain of the Company's HMO and insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for expenses with respect to reported and unreported claims incurred. These reserves are estimates of future costs based on various assumptions. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience, which in the past has resulted and in the future could result in loss reserves being too high or too low. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicial administration of claims, medical costs and other factors. Future loss development or governmental regulators could require reserves for prior periods to be increased, which would adversely impact earnings in future periods. In light of present facts and current legal interpretations, management believes that adequate provisions have been made for claims and loss reserves.

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

On October 1, 1996, the Company entered into an Agreement and Plan of Merger with Health Systems International, Inc. ("HSI"). Under the definitive agreement approved by both companies' boards of directors, the Company will merge into a wholly-owned subsidiary of HSI with the Company surviving the merger as a wholly-owned subsidiary of HSI. HSI will change its name to Foundation Health Systems, Inc. Completion of the transaction, which will be a tax-free combination and accounted for as a pooling-of-interests, is subject to stockholder and regulatory approval as well as other customary conditions and is expected to be completed in January 1997. The Company's stockholders will receive 1.3 shares of HSI Class A common stock for each share of Company common stock owned (the "exchange ratio"). Holders of Company options will receive substitute HSI options based on the same exchange ratio.

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

Where the Company provides services under government contracts, the respective federal and state agencies posses significant powers to review, audit and control the contractual relationship.

The results of government audits, investigations or lawsuits, which may continue past the termination of such contracts, may result in reimbursement to the government of amounts previously paid, the imposition of significant penalties or limitation of marketing under, or cessation of participation in, these programs.

On October 16, 1996, an alleged stockholder of the Company filed suit in the Superior Court in Sacramento, California against the Company and individual members of the Companies' Board. The plaintiff, who purports to represent a class of all the Company's stockholders, alleges that the consideration which the Company's stockholders would receive pursuant to the merger with HSI (referred to as "the Merger") is inadequate and that the directors of the Company have therefore breached their fiduciary duties to the Company's stockholders. The complaint alleges that the Merger consideration is below the fair or intrinsic value of the Company and that the defendants have not considered other potential purchasers of the Company or explored other strategic alternatives to maximize stockholder value. The suit seeks an injunction against the Merger, rescission of the Merger if consummated, unspecified damages, attorney's fees and other relief. The Company believes, based in part upon discussions with its outside legal counsel, that the suit is without merit and intends to defend the suit vigorously.

Two complaints, as previously disclosed, filed under seal against the Company and certain of its subsidiaries, have been resolved with no material adverse effect on the Company's financial results. The government informed the Company that it has declined to intervene in one such filed complaint and in the other action, the government and the Company have resolved the matter.

See "Government Regulation" and "Legal Proceedings" in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1996, which are incorporated herein by reference, for a further description of audits, investigations, claims and legal proceedings to which the Company and certain of its subsidiaries are subject.

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

       (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed by Foundation Health Corporation during the quarter ended September 30, 1996.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOUNDATION HEALTH CORPORATION


Dated:  November 18, 1996                     By:    /S/  JEFFREY L. ELDER
                                                  ----------------------------
                                                        JEFFREY L. ELDER
                                                   SENIOR VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER

                            FOUNDATION HEALTH CORPORATION

                                  INDEX TO EXHIBITS

EXHIBIT NO.                                                                 PAGE

11   Earnings Per Share Computation                                          21