Form 10-K/A
FOUNDATION HEALTH CORPORATION
filed 1996-11-19
CIK 859493

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                           COMMISSION FILE NO. 1-10540

                          FOUNDATION HEALTH CORPORATION
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                68-0014772
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)                       95670
  3400 DATA DRIVE, RANCHO CORDOVA, CA                   (Zip Code)
(Address of principal executive office)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on November 15,1996 as reported on the New York Stock Exchange Composite Tape was approximately $1,836,000,500.

     As of November 15, 1996, the Registrant had 58,752,016 shares of Common Stock outstanding and entitled to vote in the election of directors.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The following Items are amended in their entirety in this Form 10-K/A, Amendment No. 2.

     Item 1.        Business
     Item 3.        Legal Proceedings
     Item 6.        Selected Consolidated Financial Data
     Item 7. Management's discussion and analysis of financial condition and results of operations
     Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form
                    8-K (1)

     (1)  Exhibits amended are as follows:

          Exhibit 11.0
          Exhibit 12.0
          Exhibit 13.1
          Exhibit 13.2
          Exhibit 13.3
          Exhibit 23.1
          Exhibit 23.2
          Exhibit 23.3
          Exhibit 23.4

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

EXPANSION AND DIVESTITURE OF OPERATIONS

     The Company continually evaluates opportunities to expand its business and considers whether to divest or cease offering the products of certain of its businesses. These opportunities may include acquisitions or dispositions of a specialty services managed care product, insurance and HMO operations or affiliated provider relationships. The Company also devotes significant attention to internal development of new products and techniques for the containment of health care costs, the measurement of outcomes and efficiencies of health care delivered and the management of health care delivery systems.

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

     In January 1996, FPA Medical Management, Inc. ("FPA"), a national health care management services organization, purchased three California independent practice associations ("IPAs") affiliated with the Company. On June 28, 1996, the Company sold its Florida and Arizona IPAs to FPA. Additionally, on June 28, 1996, the Company executed a Stock and Note Purchase Agreement with FPA for the purchase by FPA of the Company's physician practice management operations ("Foundation Health Medical Services" or "FHMS") and affiliated medical groups in California ("Foundation Health Medical Group, Inc.") and Arizona ("Thomas-Davis Medical Centers, P.C.") (collectively referred to as the "Medical Practices"). This transaction is subject to customary closing conditions, including regulatory and FPA stockholder approval and is expected to close in the second quarter of fiscal 1997. See discussion of operations under the caption "Discontinued Physician Practice Management Business".

     On June 28, 1996, the Company acquired the minority interest in its Intergroup of Utah HMO operations. Also, on June 28, 1996 the Company sold its interest in Premier Medical Networks in Utah.

     On October 1, 1996, the Company entered into an Agreement and Plan of Merger with Health Systems International, Inc. ("HSI"). Under the definitive agreement approved by both companies' boards of directors, the Company will merge into a wholly-owned subsidiary of HSI with the Company surviving the merger as a wholly-owned subsidiary of HSI. HSI will change its name to Foundation Health Systems, Inc. Completion of the transaction, which will be a tax-free combination and accounted for as a pooling-of-interests, is subject to stockholder and regulatory approval as well as other customary conditions and is expected to be completed in January 1997. The Company's stockholders will receive 1.3 shares of HSI Class A common stock for each share of Company common stock owned (the "exchange ratio"). Holders of the Company's options will receive substitute HSI options based on the same exchange ratio.

COMMERCIAL MANAGED CARE

 MEDICAL HMO AND PPO. The Company owns medical HMO subsidiaries which operate in Arizona, California, Colorado, Florida, Louisiana, Oklahoma, Texas and Utah. The HMOs provide comprehensive health care coverage for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. The Company's insurance subsidiaries have established PPO products. PPOs are generally a network of health care providers which offer their services to health care purchasers, such as insurers and self-funded employers. PPO enrollees choose their medical care from among the various contracting providers or choose a non-contracting provider and are reimbursed on a traditional indemnity plan basis after reaching an annual deductible. The Company assumes both underwriting and administrative expense risk in return for the premium revenue it receives from its medical HMO and PPO products. The HMOs and PPOs have contractual arrangements with health care providers for the delivery of health care to the Company's enrollees. Cost-effective delivery of health care services by such providers is achieved through appropriate use of health care services, emphasizing preventive health care services and encouraging the reduction of unnecessary hospitalization and other services.
The Company's California HMO was awarded four Medicaid contracts, and is subcontractor under two other contracts, in California to deliver managed care to up to 616,000 Medicaid beneficiaries. Implementation of these programs commenced in fiscal year 1996 with delivery of health care services currently anticipated to commence during fiscal year 1997.

     The following chart describes the Company's commercial HMO and insured PPO membership by state and product:

                  COMMERCIAL HMO AND INSURED PPO MEDICAL LIVES
                                  JUNE 30, 1996
                                 (IN THOUSANDS)


                  STATE    GROUP AND  MEDICARE
                          INDIVIDUAL      RISK  MEDICAID     TOTAL
             Arizona             313        40         7       360
             California          577        21       199       797
             Colorado             33         0         0        33
             Florida              69        26        19       114
             Louisiana            23         0         0        23
             Oklahoma              2         0        25        27
             Texas                24         0         0        24
             Utah                 87         0        10        97
             Other                67         0         0        67
                               -----        --       ---     -----
                    Total      1,195        87       260     1,542
                               -----        --       ---     -----
                               -----        --       ---     -----


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

DISCONTINUED PHYSICIAN PRACTICE MANAGEMENT BUSINESS

The Company's physician practice management business currently consists of a healthcare management service organization which provides facilities, administrative and operations services, including claims processing, accounting and financial reporting to its affiliated medical practices, Foundation Health Medical Group, Inc. ("FHMG") located in California, and Thomas-Davis Medical Centers, P.C.("TDMC"), located in Arizona. FHMG provides primary health care services and employed 110 providers at 17 health care centers in California as of June 30, 1996. TDMC provides primary and specialty health care services and employs 271 providers at 18 health care centers in Arizona as of June 30, 1996. FHMS employs the administrative and non-professional staff at the care centers.

During fiscal year 1996, the Company revised its strategy of creating proprietary networks of IPAs, which contract with physicians to provide medical services to the Company's members, and establishing affiliated Medical Practices which operate from the Company owned and managed health care centers. This change in strategy was due to the emergence of large, competitive physician management companies with the necessary size and expertise to manage provider networks and the required reporting and information systems. These changes led the Company to adopt a plan in the third quarter of fiscal 1996 to completely discontinue the operations of this segment. In connection with this changed environment and with its plan to discontinue this segment, the following transactions were entered into with FPA and certain of its affiliate entities, none of which are affiliated with the Company.

In January 1996 the Company completed the sale, initiated in the second quarter of fiscal 1996, of its affiliated California IPAs to FPA for a purchase price consisting of cash and a promissory note payable over 10 years. Notes receivable under revolving credits agreement with the IPAs in the amount of $10 million were repaid to the Company and no gain or loss was recognized in connection with this transaction.

In June 1996, the Company completed the sale, initiated in the third quarter of fiscal 1996, of its affiliated Florida and Arizona IPAs to FPA for aggregate consideration of $20 million, consisting of $3 million in cash and a promissory note in the amount of $17 million which is due and payable six months after closing and bears a floating interest rate. A gain of $10.4 million was recognized by the Company and is included in discontinued operations for fiscal 1996.

On June 28, 1996, the Company and the sole shareholder of the Medical Practices entered into a Stock and Note Purchase Agreement whereby the Company will sell all the outstanding stock of FHMS, its management services organization, and the sole shareholder will sell all the outstanding stock of the holding company for the Medical Practices to FPA. The Medical Practices and FHMS operations are treated as discontinued operations in the Company's Consolidated Financial Statements. The aggregate consideration consists of $2 million cash, $75 million of FPA common stock, $22 million bridge note due five months after closing and bearing a floating interest rate and a $12 million note to be consolidated with the assumption of the intercompany indebtedness of FHMS, the holding company and the Medical Practices to the Company by FPA (estimated to be $80 million as of June 30, 1996) which amount will be adjusted for liabilities incurred, up to $12 million, between June 30, 1996 and the closing of the transaction, currently anticipated to be the second quarter of fiscal year 1997. The consolidated note will bear interest at a floating rate with amortization of principal on a 15 year schedule with the remaining principal and accrued interest due 54 months after close. FPA will also assume other liabilities owed by FHMS, the Holding Company and the Medical Practices to third parties (estimated to be $41 million as of June 30, 1996). The promissory notes will be secured by the assets and stock of FPA, the purchasing company, FHMS, the holding company, and the Medical Practices. The promissory notes will be guaranteed by FPA. The Company's affiliated health plans in Arizona, California and Florida will have agreed to pay FPA an aggregate of $55 million during the period commencing August 1996 through December 1996 for continued and uninterrupted access as defined in the Purchase Agreement to the professional providers of the IPAs and the Medical Practices for the Company's affiliated health plan enrolles. This transaction will be recorded in the financial statements in the quarter it closes, presently anticipated to be the second quarter of fiscal 1997. Operating losses since the measurement date are being deferred because of an anticipated gain on the sale of the Company's physician practice management subsidiary and affiliated Medical Practices.

As part of these transactions, the Company's affiliated health plans have entered into 30-year provider agreements with the IPAs and Medical Practices to ensure that the Company's enrollees have continued and uninterrupted access to the providers of the Medical Practices and IPAs. See Note 1 of Notes to Consolidated Financial Statements.

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

 HMOS. All of the states in which the Company's HMOs offer products have enacted statutes regulating the activities of those HMOs. As a result, the HMOs are subject to extensive regulation regarding the scope of benefits provided to HMO members and the terms of group benefit agreements, the HMOs financial condition, including minimum tangible net equity, quality assurance and utilization review procedures, enrollment requirements, manner of structuring member premiums, member grievance procedures, provider contracts, marketing and advertising.

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

EMPLOYEES

     As of June 30, 1996, the Company and its subsidiaries employed approximately 10,500 individuals. None of the Company's employees are presently covered by a collective bargaining agreement, and the Company believes its employee relations are good.

ITEM 3.  LEGAL PROCEEDINGS

     The Company maintains general liability, managed care professional liability, and directors and officers liability and other insurance coverage it believes is typical in the industry. In the ordinary course of its business, the Company is subject to claims and legal actions by enrollees, providers and others. There can be no assurance that claims in excess of the Company's insurance coverage will not arise or that all claims would be covered by such insurance.

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

On October 16, 1996, an alleged stockholder of the Company filed suit in the Superior Court in Sacramento, California against the Company and individuals members of the Company's Board. The plaintiff, who purports to represent a class of all of the Company's stockholders, alleges that the consideration which the Company's stockholders would receive pursuant to the merger with Health Systems International Inc. (referred to as the "Merger") is inadequate and that the directors of the Company have therefore breached their fiduciary duties to the Company's stockholders. The complaint alleges that the Merger consideration is below the fair or intrinsic value of the Company and that the defendants have not considered other potential purchasers of the Company or explored other strategic alternatives to maximize stockholder value. The suit seeks an injunction against the Merger, rescission of the Merger if consummated, unspecified damages, attorney's fees and other relief. The Company believes, based in part upon discussions with its outside legal counsel, that the suit is without merit and intends to defend the suit vigorously.

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

                              CAUTIONARY STATEMENTS

     The following discussion contains certain cautionary statements regarding the Company's business and results of operations which should be considered by investors and others. These statements discuss matters which may in part be discussed elsewhere in this Form 10-K/A and which may have been discussed in other documents prepared by the Company pursuant to federal or state securities laws. This discussion is intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The following factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

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

     A key part of the Company's workers' compensation business strategy is continued geographic expansion. Future growth of the Company's operations depends, in part, on its ability to manage workers' compensation programs for customers in states outside of California. In order to operate effectively in a new state, the Company must obtain all necessary regulatory approvals, develop a broker and provider network, achieve acceptance of the Company in the local market, adapt its procedures to that state's workers' compensation system and regulation and establish internal controls that enable it to conduct operations in several locations. Although the Company believes its managed care approach to workers' compensation will be effective in states other than California, the Company has limited experience with its techniques in these other states and there can be no assurance that the Comapny can successfully use these techniques in other states. Future growth will also be dependent on the ability of the Company to maintain sufficient capital to support such growth.

     ADEQUACY OF RESERVES. The Company's HMO and insurance subsidiaries are requried to maintain reserves to cover their estimated ultimate liability with respect to reported and unreported claims incurred. These reserves do not represent an exact calculation of liabilities but rather are estimates involving judgment and actuarial projections. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, medical costs and other factors. In particular, because certain workers' compensation claims may not be reported for several years, estimating reserves for such claims can be more difficult and uncertain than estimating reserves in other lines of HMO and insurance businesses in which the period between the occurrence of the claim and final detemination of the Company's liability is shorter. Establishment of reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove to be adequate to cover actual ultimate expenses. Subsequent actual experience could result in loss reserves being too high or too low. Higher than expected claim costs could require reserves for prior periods to be increased, which would adversely impact the Company's earnings in future periods.

     HEALTH CARE REFORM. There have been numberous legislative and regulatory initiatives at both the federal and state levels to address, among other aspects of the nation's health care system, the continuing increases in health care costs and the lack of health care coverage for a significant segment of the population. The Health Insurance Portability and Accountability Act of 1996 (the "1996 Act"), which was recently adopted by Congress and signed by President Clinton, contains a number of provisions to reform the nation's health care system. These provisions include guaranteed insurance coverage and "portability" of health insurance when changing jobs; limited use of pre-existing conditions as the basis for exclusion from coverage; creation of medical saving accounts; mandatory or voluntary regional health alliances or purchasing cooperatives; increase in the deductability of premiums for the self employed; and numerous fraud and abuse provisions containing significant criminal and civil law enhancements (some of which will apply not only to federal health programs, such as Medicare and Medicaid, but to private health plans as well). To varying degrees, many of the provisions of the 1996 Act and other pending bills contemplate the involvement of state governments in the regulation and implementation of federal health care reform legislation.

     Various states are considering forms of single-payer systems, restructur-ing of Medicaid programs, "any willing provider" legislation that could require managed care companies to contract with any medical proivder who agrees to the terms of the company's standard provider contract and payment schedule and "patient care initiatives" which address consumer protection issues in the managed care environment. All or any of these potential forms of legislation could adversely affect the Company's business.

     The Company is unable to predict how existing federal or state laws and regulations may be changed or interpreted, what additional laws or regulations affecting its businesses may be enacted or proposed, when and which or the proposed laws will be adopted or what effect the new laws and regulations will have on its businesses. However, certain of the proposals, if adopted, could have a material adverse effect on the Company's business, while others, if adopted, could potentially benefit the Company's business. Although the effects of these activities cannot yet be detrmined, the Company remains committed to participate in the debate over health care reform and in the restructuring of the health care system.

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

     The Company has start-up HMO and specialty services operations in a number of states and the United Kingdom thereby exposing the Company to different methods of operations and management and the effect of varying state regulations. These operations have required and will continue to incur significant expenses related to creating the infrastructure for operations, satisfying net equity or capital and surplus requirements, hiring and training personnel, obtaining necessary regulatory approvals and operating until sufficient revenues are achieved to offset the overhead costs. There can be no assurance that the Company will be successful in managing HMOs at multiple locations or in obtaining sufficient revenues to be profitable.
The Company's United Kingdom operations are experiencing greater losses and larger capital requirements than originally anticipated; there can be no assurance that the critical mass needed for these operations to become profitable within a reasonable time period will be realized. Failure of the United Kingdom operations would have an adverse effect on the Company's operating results.

     From time to time the Company engages in the evaluation of potential acquisitions. No assurance can be given as to the Company's ability to compete successfully at favorable prices for available acquisition candidates or to complete future acquisitions, or as to the financial effect on the Company of any acquisitions. Future acquisitions by the amortization expense or decreased operating income, which could have an adverse impact on the Company's future operating result or a dilutive effect on the Company's earnings per share.

     COMPETITION. In many of its geographic or product markets the Company competes with a number of other entities, some of which may have certain characteristics or capabilities which give them an advantage in competing with the Company. The Company believes there are few barriers to entry in some markets, so that the addition of new competitors can occur relatively easily. Certain of the Company's customers may decide to perform for themselves functions or services formerly provided by the Company, which would result in a decrease in the Company's revenues. Certain of the Company's providers may decide to market products and services to Company customers in competition with the Company. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries which act as suppliers to the Company such as the hospital, physician, pharmaceutical and medical device industries. This activitity may create stronger competitors and/or result in higher health care costs. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers, its revenue growth, its pricing flexibility, its control over medical cost trends and its marketing expenses may all be adversely affected.

     The media are not generally aware of the high degree of regulatory oversight of the managed care industry or the degree to which the industry's health care delivery networks have enhanced the ability to measure, monitor and improve the quality of health care services. As a result, the managed care industry has recently been the subject of significant amounts of negative publicity. Such general publicity, or any negative publicity regarding the Company in particular, could adversely affect the Company's ability to sell its product or services or could create regulatory problems for the Company.

     PROVIDER RELATIONS. One of the significant techniques the Company uses to manage health care costs and utilization and monitor the quality of care being delivered is contracting with physicans, hospitals and other providers. Because of the geographic diversity of the Company's HMOs and the large number of providers with which most of those HMOs contract, the Company currently believes it has a limited exposure to potential disruption in relations with sepcific providers. In any particular market, however, providers could refuse to contract with the Company, demand higher payments or take other actions which could result in higher health care costs, less desirable products for customers and members or difficulty meeting regulatory or accreditation requirements.

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

     LITIGATION AND INSURANCE. The Company is subject to a variety of legal actions to which any corporation may be subject, including employment-related suits, employee benefit claims, breach of contract actions and tort claims. In addition, because of the nature of its business, the Company incurs and likely will continue to incur potential liability for claims related to its business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over withheld compensation and claims related to self-funded business. In some cases, substantial non-economic or punitive damages may be sought. While the Company currently has insurance coverage for some of these potential liabilities, other may not be covered by insurance, the insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                               FOUNDATION HEALTH CORPORATION
                                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                         (RESTATED)
                                                                                    YEARS ENDED JUNE 30,
                                                          ------------------------------------------------------------------------
                                                              1992           1993           1994           1995           1996
                                                          ------------   ------------   ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA (1):

Revenues:
    Commercial premiums                                   $    900,660   $  1,102,392   $  1,358,616   $  1,664,509   $  2,002,695
    Government contracts                                       670,271        746,827        542,726        187,493        586,011
    Specialty services                                          50,627         89,135        380,726        509,807        700,923
    Patient service revenue, net                                40,612         43,483         41,358         38,604         50,124
    Investment and other income                                 21,603         20,519         37,273         59,010         67,875
                                                          ------------   ------------   ------------   ------------   ------------
                                                             1,683,773      2,002,356      2,360,699      2,459,423      3,407,628
                                                          ------------   ------------   ------------   ------------   ------------
Expenses:
    Commercial health care services                            711,735        862,602      1,067,027      1,290,367      1,607,073
    Government contracts health care services                  171,983        188,139        152,185         67,508        375,480
    Government contracts subcontractor costs                   419,817        432,903        252,743         66,551         40,572
    Specialty services costs                                    47,950         79,366        355,208        438,124        616,537
    Patient service costs                                       40,973         38,156         37,599         33,561         36,216
    Selling, general and administrative                        165,259        227,611        282,318        304,850        448,322
    Amortization and depreciation                               17,079         19,197         25,162         34,831         52,184
    Interest Expense                                             6,035          4,239         11,147         10,796         14,684
    Acquisition and restructuring costs (2)                          -         12,413              -        124,822              -
                                                          ------------   ------------   ------------   ------------   ------------
                                                             1,580,831      1,864,626      2,183,389      2,371,410      3,191,068
                                                          ------------   ------------   ------------   ------------   ------------
Income from continuing operations before
  income taxes and minority interest                           102,942        137,730        177,310         88,013        216,560

Provision for income taxes                                      39,360         57,327         69,954         29,900         64,318
Minority interest                                                4,042          6,636          7,398          2,262              -
                                                          ------------   ------------   ------------   ------------   ------------

Income from continuing operations                         $     59,540   $     73,767   $     99,958   $     55,851   $    152,242
                                                          ------------   ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------   ------------

Earnings per share from continuing operations             $       1.49   $       1.54   $       2.05   $       1.02    $       2.61
                                                          ------------   ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------   ------------

Weighted average common and common stock
    equivalent shares outstanding                           40,022,322     47,870,576     48,688,221     54,780,162     58,292,971
                                                          ------------   ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------   ------------
                                                                                          JUNE 30,
                                                          ------------------------------------------------------------------------
                                                              1992           1993           1994           1995           1996
                                                          ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA (1)
    Cash and investments                                  $    291,919   $    481,840   $    761,593   $    794,551   $    941,070
    Total assets                                               632,037        856,711      1,432,025      1,884,689      2,337,653
    Notes payable and capital leases                            51,688        150,369        149,335        167,483        309,136
    Stockholders' equity                                       263,427        342,398        416,377        707,394        866,926

----------
     (1) The Company's consolidated financial statements have been restated to reflect (a) the results of acquisitions accounted for in accordance with the pooling of interests method of accounting and (b) reflect the consolidation of the Company's affiliated physician-owned Medical Practices which have been treated as discontinued operations for all periods reported. See Note 1 of Notes to the Consolidated Financial Statements.

     (2) In connection with certain acquisitions the Company recorded charges for acquisition and restructuring costs. See Note 1 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CONSOLIDATED OPERATING RESULTS

     The Company achieved record revenues and earnings for the fiscal year ended June 30, 1996. The growth in revenues was primarily driven by (i) commercial enrollment gains from the Company's individual, Medicaid, and Medicare risk products, (ii) continued growth in net earned workers' compensation premium due to growth in premiums written and (iii) revenues related to an entire year of health care delivery under the Washington/Oregon Contract and commencement of health care delivery under the Region 6 Contract during the second quarter. Additionally, in September 1995 implementation of the California/Hawaii Contract commenced and delivery of health care services began in the fourth quarter. These results were offset in part by losses from the Company's Gem Insurance Company ("Gem") PPO operations and HMO operations in Utah. Fiscal year 1995 revenues were primarily driven by commercial enrollment gains, especially from the Company's individual and Medicare risk products, additional Medicaid enrollment as a result of the acquisition of the Florida Medicaid HMO, growth in net earned workers' compensation premium due to sales and recapture of ceded premium and commencement of health care delivery under the Washington/Oregon Contract during the third quarter. This growth was offset by the January 31, 1994 expiration of the CHAMPUS Reform Initiative Contract for California and Hawaii (the "CRI Contract"). Fiscal year 1994 revenues included $431.3 million in revenues related to the CRI Contract. Revenues in fiscal year 1994 exceeded revenues in fiscal year 1993 primarily as a result of increased commercial enrollment and specialty services revenues, including revenues generated from CalComp which was acquired in August 1993.

     Investment and other income, included as a component of the Company's revenues, increased in fiscal 1996 over fiscal year 1995 primarily due to investment of excess surplus and reserves generated by operations. Increases in each of the other years is due primarily to the investment of excess surplus and reserves generated by operations, a significant part of investments are held by CalComp and its subsidiaries in tax-exempt securities.

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

     The ratio of SG&A expenses to total revenue (the "SG&A ratio") was 13.2% for fiscal year 1996 compared to 12.4% for fiscal year 1995. This increase from 1995 to 1996 was primarily due to the implementation costs incurred in fiscal year 1996 related to the Region 6 and California/Hawaii contracts, lower revenue from increased pricing pressure on commercial premiums offset in part by the completion of the wind-down period of the CRI contract during 1995. The SG&A ratio for fiscal year 1995 was 12.4% compared to 12.0% for fiscal year ended 1994. The increase in the ratio in 1995 over 1994 is primarily due to implementation costs of the Washington/Oregon and Region 6 contracts and start-up of the New Jersey Medicaid administrative services contract, during 1995.

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

     As a result of the factors described above, fiscal year 1996 income from continuing operations before income taxes and minority interest increased to $216.6 million. In fiscal year 1995, income from continuing operations before income taxes and the minority interest was $212.8 million (before acquisition and restructuring costs). After acquisition and restructuring costs, income from continuing operations before income taxes and minority interest was $88.0 million in fiscal year 1995. Fiscal year 1994 income from continuing operations before income taxes and minority interest increased to $177.3 million as compared to $150.1 million (before acquisition and restructuring costs) for fiscal year 1993. After acquisition and restructuring costs, income from continuing operations before income taxes and minority interest was $137.7 million in fiscal year 1993.

     The tax provision for fiscal year 1996 decreased to 29.7% as compared to a rate of 34.0% for fiscal year 1995 as a result of the effect of non-deductible acquisition costs in fiscal year 1995 (which caused a higher than normal rate) and the effect of net operating loss carryforwards which became available during fiscal year 1996 (which caused a lower than normal rate) related to Managed Health Network, Inc., which was acquired by the Company in March 1996. Additional net operating loss carryforwards became available in fiscal year 1996 that further decreased the effective tax rate. The tax provision rate for 1995 of 34.0% was lower than the 1994 rate of 39.5% because of the combined effect of the acquisition and restructuring charge of $124.8 million and the resulting increased proportion of tax-exempt interest income as a percentage of pre-tax income. The rate was further reduced by the acquisition of Intergroup, which is not subject to state franchise or income taxes, and the elimination of a duplicate tax for undistributed income from Intergroup to its former parent company. These rate reductions were mitigated by the effects of non-deductible acquisition expenses. The tax rate is anticipated to increase in fiscal year 1997 as the availability of net operating loss carryforwards is not expected to recur.

     Minority interest in fiscal years 1994 and 1995 represents the allocation of Intergroup's net income to the holders of the 39.5% portion of Intergroup common stock not held by TDMC (the "Intergroup Minority Interest"), for the periods prior to the Company's acquisition of the Intergroup Minority Interest.

     Through the combination of the factors described above, income from continuing operations grew from $99.9 million or $2.05 per share in fiscal year 1994 to income from continuing operations of $138.2 million or $2.52 per share in fiscal year 1995 (before the $124.8 million acquisition and restructuring costs net of related tax-effects). After such charge net of related tax effects, income from continuing operations for fiscal year 1995 was $55.9 million or $.1.02 per share. Income from continuing operations increased in fiscal year 1996 to $152.2 million or $2.61 per share over the $138.2 million (before acquisition and restructuring costs, net of related tax benefits) or $2.52 per share in fiscal year 1995.

LINE OF BUSINESS REPORTING

     The Company currently operates in a single industry segment, managed health care. The Company's continuing operations are in three primary lines of business (i) commercial operations, (ii) government contracts; and (iii) specialty services. Previously, the Company also operated in another segment, physician practice management and physician-owned Medical Practices which were discontinued during the third quarter of fiscal year 1996. Operating losses since the measurement date are being deferred because of an anticipated gain on the sale of the Company's physician practice management company and physician-owned Medical Practices, which is scheduled to close in the second quarter of fiscal 1997. The following table presents financial information related to discontinued operations.

                                         Year Ended June 30,
                                         -------------------
                                       1994       1995       1996
                                       ----       ----       ----
       Revenues                       $109.5     $118.3     $153.8
       Operating losses, net
         of taxes (1)                 $ 12.3     $ 49.8     $  4.0
       Loss per share                 $ 0.25     $ 0.91     $ 0.07
                                      ------     ------     ------
                                      ------     ------     ------

(1) Deferred losses from measurement date of March 1, 1996 to June 30, 1996 were $17.5 million.

The following table presents financial information reflecting the Company's continuing operations by the three primary lines of business: (i) commercial operations; (ii) government contracts; and (iii) specialty services.

LINE OF BUSINESS FINANCIAL INFORMATION


                          FOUNDATION HEALTH CORPORATION
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Restated)
                              YEARS ENDED JUNE 30,

                                                1994                             1995                             1996
                                  -------------------------------  -------------------------------  -------------------------------
                                              PERCENT   PERCENT                PERCENT   PERCENT                PERCENT   PERCENT
                                   AMOUNT OR  OF TOTAL  INCREASE    AMOUNT OR  OF TOTAL  INCREASE    AMOUNT OR  OF TOTAL  INCREASE
                                    PERCENT   REVENUE  (DECREASE)    PERCENT   REVENUE  (DECREASE)    PERCENT   REVENUE  (DECREASE)
                                  ----------- -------- ----------  ----------- -------- ----------  ----------- -------- ----------
Revenues:
  Commercial premiums             $ 1,358,616    57.5%     23.2%   $ 1,664,509    67.7%     22.5%   $ 2,002,695    58.8%     20.3%
  Government contracts                542,726    23.0     (27.3)       187,493     7.6     (65.5)       586,011    17.2     212.6
  Specialty services                  380,726    16.1     327.1        509,807    20.7      33.9        700,923    20.6      37.5
  Patient service revenue, net         41,358     1.8      (4.9)        38,604     1.6      (6.7)        50,124     1.5      29.8
  Investment and other income          37,273     1.6      81.7         59,010     2.4      58.3         67,875     2.0      15.0
                                  -----------    ----              -----------    ----              -----------    ----

                                    2,360,699   100.0      17.9      2,459,423   100.0       4.2      3,407,628   100.0      38.6
                                  -----------    ----              -----------    ----              -----------    ----

Expenses:
  Commercial health care
    services                        1,067,027    45.2      23.7      1,290,367    52.5      20.9      1,607,073    47.2      24.5
  Government contracts health
    care service                      152,185     6.4     (19.1)        67,508     2.7     (55.6)       375,480    11.0     456.2
  Government contracts
    subcontractor costs               252,743    10.7     (41.6)        66,551     2.7     (73.7)        40,572     1.2     (39.0)
  Specialty services costs            355,208    15.0     347.6        438,124    17.8      23.3        616,537    18.1      40.7
  Patient service costs                37,599     1.6      (1.5)        33,561     1.4     (10.7)        36,216     1.1       7.9
  Selling, general and
    administrative (SG&A)             282,318    12.0      24.0        304,850    12.4       8.0        448,322    13.2      47.1
  Amortization and depreciation        25,162     1.1      31.1         34,831     1.4      38.4         52,184     1.5      49.8
  Interest Expense                     11,147     0.5     163.0         10,796     0.4      (3.1)        14,684     0.4      36.0
  Acquisition and restructuring
    costs                                -        0.0     N/A          124,822     5.1     N/A             -        0.0     N/A
                                  -----------    ----              -----------    ----              -----------    ----

                                    2,183,389    92.5      17.1      2,371,410    96.4       8.6      3,191,068    93.6      34.6
                                  -----------    ----              -----------    ----              -----------    ----

Income from continuing operations
  before income taxes and
  minority interest                   177,310     7.5      28.7         88,013     3.6     (51.5)       216,560     6.4     146.1
    Provision for income taxes         69,954     3.0      22.0         29,900     1.2     (57.3)        64,318     1.9     115.1
    Minority interest                   7,398     0.3      11.5          2,262     0.1     (69.4)          -        0.0     N/A
                                  -----------    ----              -----------    ----              -----------    ----

Income from continuing
  operations                      $    99,958     4.2%     35.5    $    55,851     2.3%    (44.1)   $   152,242     4.5%    172.6
                                  -----------    ----              -----------    ----              -----------    ----
                                  -----------    ----              -----------    ----              -----------    ----

Earnings per share
  from continuing operations      $      2.05              33.1    $      1.02             (50.3)   $      2.61             156.2
                                  -----------                      -----------                      -----------
                                  -----------                      -----------                      -----------

Weighted average common and
  common stock equivalent
  shares outstanding               48,688,221               1.7     54,780,162              12.5     58,292,971               6.4
                                  -----------                      -----------                      -----------
                                  -----------                      -----------                      -----------
Operating Ratios
  Commercial loss ratio                  78.5%                            77.5%                            80.2%
  Government contracts ratio             74.6                             71.5                             71.0
  Specialty services ratio               93.3                             85.9                             88.0
  Patient service ratio                  90.9                             86.9                             72.3
  S G & A to total revenues              12.0                             12.4                             13.2
  Effective tax rate                     39.5                             34.0                             29.7

Enrollment
  Commercial:
    Group and individual                  828              25.3            992              19.8          1,195              20.5
    Medicare risk                          46              64.3             72              56.5             87              20.8
    Medicaid                              111              33.7            112               0.9            260             132.1
                                  -----------            ------    -----------            ------    -----------            ------
                                          985              27.6          1,176              19.4          1,542              31.1
                                  -----------            ------    -----------            ------    -----------            ------
    Government
      CHAMPUS PPO and Indemnity            86             (87.9)           251             191.9          1,072             327.1
      CHAMPUS HMO                          24             (90.7)            86             258.3            457             431.4
                                  -----------            ------    -----------            ------    -----------            ------
                                          110             (88.7)           337             206.4          1,529             353.7
                                  -----------            ------    -----------            ------    -----------            ------
        Combined                        1,095             (37.2%)        1,513              38.2%         3,071             103.0%
                                  -----------            ------    -----------            ------    -----------            ------
                                  -----------            ------    -----------            ------    -----------            ------

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

     The following table sets forth CalComp's and its subsidiaries underwriting experience as measured by its combined ratio and its components (computed on a generally accepted accounting principles basis) for the fiscal years ended June 30, 1996, 1995 and the eleven months from August 1, 1993 (the date of acquisition) to June 30, 1994:

                                                     1996      1995      1994
                                                     ----      ----      ----
Loss and loss adjustment expense ratio               64.2%     62.8%     62.8%
Underwriting expense ratio                           24.5      22.7      24.0
Policyholder dividend ratio                           1.1       1.4       7.4
                                                     ----      ----      ----
Combined ratio                                       89.8%     86.9%     94.2%
                                                     ----      ----      ----
                                                     ----      ----      ----

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

QUARTERLY RESULTS

The following table presents unaudited restated consolidated operating results for the last eight fiscal quarters, see Note 12 to the Consolidated Financial Statements. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the Company's consolidated financial statements included elsewhere herein. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year.


                                                                  1ST            2ND            3RD            4TH
                                                                QUARTER        QUARTER         QUARTER        QUARTER
                                                                -------        -------         -------        -------
                                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                                      (RESTATED)
    FISCAL 1995
    Total revenues . . . . . . . . . . . . . . . . . . . .       $595.2          $599.1          $615.0          $650.1
    Income (loss) from continuing operations before
     income taxes and minority interest. . . . . . . . . .        $41.7          $(68.9)(1)       $57.8           $57.5
    Income (loss) from continuing operations . . . . . . .        $25.0          $(43.8)          $36.3           $38.4
    Loss from discontinued operations. . . . . . . . . . .        $(5.0)          $(2.8)         $(16.9)         $(25.2)
    Net income (loss). . . . . . . . . . . . . . . . . . .        $20.0          $(46.6)          $19.4           $13.2
    Earnings (loss) per share from continuing operations .        $0.50          $(0.80)          $0.63           $0.67
    Earnings (loss) per share from discontinued operations       $(0.10)         $(0.05)         $(0.29)         $(0.44)
    Earnings(loss) per share . . . . . . . . . . . . . . .        $0.40          $(0.85)          $0.34           $0.23

    FISCAL 1996
    Total revenues . . . . . . . . . . . . . . . . . . . .       $724.0          $770.1          $865.8        $1,047.7
    Income from continuing operations before
     income taxes and minority interest. . . . . . . . . .        $60.3           $53.6           $57.0           $45.7
    Income from continuing operations  . . . . . . . . . .         39.8           $37.1           $39.6           $35.7
    Income (loss) from discontinued operations . . . . . .       $(16.1)           $9.2           $(3.4)           $6.3
    Net income . . . . . . . . . . . . . . . . . . . . . .        $23.7           $46.3           $36.2           $42.0
    Earnings per share from continuing operations. . . . .        $0.69           $0.64           $0.68           $0.60
    Earnings (loss) per share from discontinued operations       $(0.28)          $0.16          $(0.06)          $0.11
    Earnings per share . . . . . . . . . . . . . . . . . .        $0.41           $0.80           $0.62           $0.71


    (1) During the second quarter of fiscal year 1995, the Company incurred an acquisition and restructuring charge of $124.8 million as discussed in
        Note 1 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $148.7 million for the year ended June 30, 1996 as compared to $178.0 million for the prior year. The change is principally due to timing of the receipt or payment of amounts under government contracts as revenues are received monthly in arrears under the current CHAMPUS contracts, while previously some contracts were prepaid. The Company's cash and investments increased from $794.5 million at June 30, 1995 to $941.1 million at June 30, 1996. The Company invests its excess cash in investment grade securities.

    During fiscal year 1997, the Company expects capital expenditures to approximate $85.8 million, primarily consisting of $78.2 million for the purchase of computer hardware and software systems; $4.1 million for the purchase of furniture and equipment; and $3.5 million for other requirements. Other assets increased over the amount at June 30, 1995, which is primarily due to increases in pharmacy rebates, trade receivables, and the cash surrender value of life insurance policies related to the non-qualified defined benefit pension plans.

    In January 1996, the Company sold its affiliated California IPAs, which are treated as discounted operations in the Company's consolidated financial statements, to FPA for a purchase price consisting of cash and a promissory note payable over 10 years. See Notes 1 and 12 to the Consolidated Financial Statements. Notes receivable under the revolving credit agreements with the IPAs in the amount of $10 million were repaid to the Company and the revolving credit agreements were terminated in connection with the transaction. No gain or loss was recognized on this transaction.

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

    On June 28, 1996, the Company and the sole shareholder of the Medical Practices entered into a Stock and Note Purchase Agreement whereby the Company will sell all the outstanding stock of FHMS, its management services organization, and the sole shareholder will sell all the outstanding stock of the holding company for the Medical Practices to FPA. The Medical Practices and FHMS operations are treated as discontinued operations in the Company's Consolidated Financial Statements. The aggregate consideration consists of $2 million cash, $75 million of FPA common stock, $22 million bridge note due five months after closing and bearing a floating interest rate and a $12 million note to be consolidated with the assumption of the intercompany indebtedness of FHMS, the holding company and the Medical Practices to the Company by FPA (estimated to be $80 million as of June 30, 1996), which amount will be adjusted for liabilities incurred, up to $12 million, between June
30, 1996 and the closing of the transaction, currently anticipated for December, 1996). The consolidated note will bear interest at a floating rate with amortization of principal on a 15 year schedule with the remaining principal and accrued interest due 84 months after close. FPA will also assume other liabilities owed by FHMS, the Holding Company and the Medical Practices to third parties (estimated to be $41 million as of June 30, 1996). The promissory notes will be secured by the assets and stock of FPA, the purchasing company, FHMS, the holding company, and the Medical Practices.
The promissory notes will be guaranteed by FPA. The Company's affiliated health plans in Arizona, California and Florida will have agreed to pay
FPA an aggregate of $55 million during the period commencing August 1996 through December 1998 for continued and uninterrupted access as defined in the Purchase Agreement to the professional providers of the IPAs and the Medical Practices for the Company's affiliated health plan enrollees.
This transaction will be recorded in the financial statements in the quarter it closes, presently anticipated to be the second quarter of fiscal 1997. Operating losses since the measurement date are being deferred because of an anticipated gain on the sale of the Company's physician practice management subsidiary and affiliated Medical Practices.

    In December 1994, the Company established a $300 million unsecured revolving credit agreement with Citicorp USA, Inc. as Administrative Agent (the "Credit Agreement") for the lenders parties thereto. As of November 18, 1996, the Company has borrowed $285 million under the Credit Agreement. In June 1993, the Company issued $125 million of Senior Notes due June 1, 2003, which bear interest at 7.75% due semiannually (the "Senior Notes"). See Notes 7 and 13 to the Consolidated Financial Statements for a more detailed description of the TROL financing, the Credit Agreement and the Senior Notes.

    In April 1993, the Company established a stock repurchase program (as amended) to acquire from time to time up to 5.7 million shares of the Company's common stock in the open market at prices deemed appropriate by management and subject to market conditions and other relevant factors. As of June 30, 1996, the Company had repurchased 1,795,500 shares under the program, 250,000 of which were repurchased in fiscal year 1996. Effective September 30, 1996, the stock repurchase program was cancelled.

    The Company's regulated subsidiaries are required to maintain minimum tangible net equity or capital and surplus. As of June 30, 1996, restricted net assets of the subsidiaries totaled approximately $71.5 million. Certain subsidiaries must also maintain current ratios of 1:1. During fiscal year 1996, the Company contributed or advanced approximately $115 million to various of its subsidiaries to allow them to support and expand premium and revenue growth and to meet rating and regulatory agency requirements. As the Company's businesses continue to grow, the Company expects to contribute additional cash to certain subsidiaries to support premium and revenue growth. Subsequent to June 30, 1996, the Company has borrowed $100 million on its credit agreement to support premium and revenue growth in its insurance subsidiaries. Certain of the Company's regulated subsidiaries are required to keep securities on deposit in various states where they are licensed. At June 30, 1996, approximately $405 million in securities were restricted to satisfy various state regulatory and licensing requirements.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured on the fair value of the stock award when granted and is recognized as expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in fiscal 1997, and requires measurement of awards made on or after December 15, 1995. The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company intends to follow the disclosure requirements for its employee stock plans. The new standard will also require that all stock-based transactions with non-employees be measured in accordance with the fair value method and recorded as expense. The Company does not expect that implementation of this Standard will have a material impact on its results of operations.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this Report:

1.  FINANCIAL STATEMENTS.

    The following Consolidated Financial Statements of Foundation Health Corporation and its subsidiaries and the Independent Auditors' Report therein are filed as part of this Report:


    Independent Auditors' Report (Restated)
    Consolidated Balance Sheets as of June 30, 1995 and 1996 (Restated) Consolidated Statements of Operations for the years ended June 30, 1994,
     1995 and 1996 (Restated)
    Consolidated Statements of Stockholders' Equity for the years ended June
     30, 1994, 1995 and 1996 (Restated)
    Consolidated Statements of Cash Flows for the years ended June 30, 1994,
     1995 and 1996 (Restated)
    Notes to Consolidated Financial Statements (Restated)

    The independent auditors' reports for predecessor companies for the year ended December 31, 1993 are included in Exhibits 13.1, 13.2 and 13.3

    The independent auditors consents are included in Exhibits 23.1, 23.2, 23.3 and 23.4

2. FINANCIAL STATEMENT SCHEDULE AND OTHER FINANCIAL INFORMATION. The following financial statement schedule and other financial information of Foundation Health Corporation and its subsidiaries are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Foundation Health Corporation:

    SCHEDULE
    Article 5, Schedule I - Condensed Financial Information of Registrant

    OTHER FINANCIAL INFORMATION
    Section 403.04.b - Reconciliation of Beginning and Ending Class Reserves and Exhibit of Deficiencies (Redundancies) - Incorporated by reference from Form 10-K filed September 3, 1996.

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

Executive Compensation Plans and Arrangements:

    A. 1990 Stock Option Plan of Foundation Health Corporation (as amended and restated effective August 15, 1996) - Exhibit 10.102; Form 10-K filed September 3, 1996.

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

    E.   Employment Agreement between Foundation Health Corporation and Steven
D. Tough dated April 22, 1994 - Exhibit 10.86; Registration Statement No. 33-80432; Amended May 1, 1996 - Exhibit 10.108; Form 10-K filed September 3, 1996.

    F.   Employment Agreement between Foundation Health Corporation and Allen
J. Marabito dated April 22, 1994 - Exhibit 10.88; Registration Statement No. 33-80432; Amended May 1, 1996 - Exhibit 10.107; Form 10-K filed September 3, 1996.

    G.   Employment Agreement between Foundation Health Corporation and Jeffrey
L. Elder dated April 22, 1994 - Exhibit 10.85; Registration Statement No. 33-80432; Amended May 1, 1996 - Exhibit 10.106; Form 10-K filed September 3, 1996.

    H. Employment Agreement between Foundation Health Corporation and Kirk A. Benson dated April 22, 1994 - Exhibit 10.87; Registration Statement No. 33-80432; Amended May 1, 1996 - Exhibit 10.105; Form 10-K filed September 3, 1996.

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

Dated: November 18, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ DANIEL D. CROWLEY
    --------------------------
        Daniel D. Crowley         Director, President and Chief Executive           November 18, 1996
                                  Officer (Principal Executive Officer) and
                                  Chairman of the Board
    /s/ DAVID A. BOGGS*
    --------------------------    Director                                          November 18, 1996
        David A. Boggs

    /s/ JEFFREY L. ELDER          Director, Senior Vice President-Chief Financial   November 18, 1996
    --------------------------    Officer (Principal Financial and Accounting
        Jeffrey L. Elder          Officer)

    /s/ PATRICK FOLEY*            Director                                          November 18, 1996
    --------------------------`
        Patrick Foley

    /s/ EARL B. FOWLER*           Director                                          November 18, 1996
    --------------------------
        Earl B. Fowler

    /s/ RICHARD W. HANSELMAN*     Director                                          November 18, 1996
    --------------------------
        Richard W. Hanselman

    /s/ ROSS D. HENDERSON, M.D*   Director                                          November 18, 1996
    ---------------------------
        Ross D. Henderson, M.D.

    /s/ RICHARD J. STEGEMEIER*    Director                                          November 18, 1996
    ---------------------------
        Richard J. Stegemeier

    /s/ STEVEN D. TOUGH           Director                                          November 18, 1996
    ---------------------------
        Steven D. Tough

    /s/ RAYMOND S. TROUBH*        Director                                          November 18, 1996
    ---------------------------
        Raymond S. Troubh

*By: /s/ DANIEL D. CROWLEY
    ---------------------------
         Daniel D. Crowley
         Attorney-In-Fact         November 18, 1996


                            FOUNDATION HEALTH CORPORATION

                          CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995 AND 1996

                                      (Restated)

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

    As discussed in Note 12, the accompanying financial statements have been restated to consolidate the Company's affiliated physician-owned medical practices.

    We also audited the adjustments described in Note 1 that were applied to restate the 1993 financial statements of Thomas-Davis Medical Centers, P.C. and CareFlorida Health Systems, Inc. In our opinion, such adjustments are appropriate and have been properly applied.

DELOITTE & TOUCHE LLP
Sacramento, California
July 25, 1996,
November 18, 1996, as to
Notes 1, 2, 6, 7, 8, 9, 10, 12, 13 and 14

                            FOUNDATION HEALTH CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                      (RESTATED)

                                        ASSETS



                                                                                            JUNE 30,
                                                                               -----------------------------------
                                                                                    1995                  1996
                                                                               --------------        -------------
Cash and cash equivalents                                                        $    203,210        $     226,156
Investments :
    Available for sale investments                                                    541,596              683,023
    Held to maturity investments                                                       49,745               31,891
Amounts receivable under government contracts                                          81,089              182,062
Reinsurance receivable                                                                 98,255               94,662
Premium and patient receivables, net of allowance for doubtful
    accounts of $11,915 and $13,675 at June 30, 1995 and 1996                         100,727              139,499
Property and equipment, net                                                           210,535              257,564
Goodwill and other intangible assets, net                                             406,006              402,015
Deferred income taxes                                                                  67,564               45,487
Other assets                                                                          125,962              275,294
                                                                                -------------        -------------
                                                                                 $  1,884,689        $   2,337,653
                                                                                -------------        -------------
                                                                                -------------        -------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Reserves for claims, losses and loss adjustment expenses                         $    700,281        $     883,911
Notes payable, capital leases  and other financing arrangements                       167,483              309,136
Amounts payable under government contracts                                             47,584               52,948
Accrued dividends to policyholders                                                     16,405                9,726
Net liabilities of discontinued operations                                              9,668                1,483
Other liabilities                                                                     235,874              213,523
                                                                                -------------        -------------
                                                                                    1,177,295            1,470,727
                                                                                -------------        -------------
Stockholders' equity:
    Common stock and additional paid-in capital, $.01 par value,
      100,000,000 shares authorized, 57,142,606 and 58,825,753
      shares issued and outstanding at June 30, 1995 and 1996                         518,671              533,855
    Retained Earnings                                                                 194,744              343,026
    Unrealized investment gains and losses, net of taxes                               (2,974)              (6,908)
    Common stock held in treasury, at cost                                             (3,047)              (3,047)
                                                                                -------------        -------------
                                                                                      707,394              866,926
                                                                                -------------        -------------
                                                                                 $  1,884,689        $   2,337,653
                                                                                -------------        -------------
                                                                                -------------        -------------


                     The accompanying notes are an integral part
                      of these consolidated financial statements

                            FOUNDATION HEALTH CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                      (RESTATED)




                                                                                            YEAR ENDED JUNE 30,
                                                                               ---------------------------------------------------
                                                                                    1994                1995             1996
                                                                               --------------      --------------   --------------
REVENUES:
    Commercial premiums                                                          $  1,358,616      $  1,664,509      $  2,002,695
    Government contracts                                                              542,726           187,493           586,011
    Specialty services revenue                                                        380,726           509,807           700,923
    Patient service revenue, net                                                       41,358            38,604            50,124
    Investment and other income                                                        37,273            59,010            67,875
                                                                                 ------------      ------------      ------------
                                                                                    2,360,699         2,459,423         3,407,628
                                                                                 ------------      ------------      ------------


EXPENSES:
    Commercial health care services                                                 1,067,027         1,290,367         1,607,073
    Government contracts health care services                                         152,185            67,508           375,480
    Government contracts subcontractor costs                                          252,743            66,551            40,572
    Specialty services costs                                                          355,208           438,124           616,537
    Patient service costs                                                              37,599            33,561            36,216
    Selling, general and administrative                                               282,318           304,850           448,322
    Amortization and depreciation                                                      25,162            34,831            52,184
    Interest expense                                                                   11,147            10,796            14,684
    Acquisition and restructuring costs                                                     -           124,822               -
                                                                                 ------------      ------------      ------------
                                                                                    2,183,389         2,371,410         3,191,068
                                                                                 ------------      ------------      ------------
Income from continuing operations before income taxes
 and minority interest                                                                177,310            88,013           216,560

    Provision for income taxes                                                         69,954            29,900            64,318
    Minority interest                                                                   7,398             2,262               -
                                                                                 ------------      ------------      ------------
Income from continuing operations                                                      99,958            55,851           152,242

Discontinued operations:
    Loss, net of income taxes                                                         (12,383)          (49,841)           (3,960)
                                                                                 ------------      ------------      ------------

Net income                                                                       $     87,575      $      6,010      $    148,282
                                                                                 ------------      ------------      ------------
                                                                                 ------------      ------------      ------------

Earnings (loss) per share:
    Continuing operations                                                        $       2.05      $       1.02      $       2.61
    Discontinued operations                                                             (0.25)            (0.91)            (0.07)
                                                                                 ------------      ------------      ------------
Net earnings                                                                     $       1.80      $       0.11      $       2.54
                                                                                 ------------      ------------      ------------
                                                                                 ------------      ------------      ------------
    Weighted average common and common stock
    equivalent shares outstanding                                                  48,688,221        54,780,162        58,292,971
                                                                                 ------------      ------------      ------------
                                                                                 ------------      ------------      ------------



                   The accompanying notes are an integral part
                    of these consolidated financial statements

                            FOUNDATION HEALTH CORPORATION
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                      (RESTATED)


                                                           COMMON STOCK                              UNREALIZED
                                  COMMON STOCK             HELD IN TREASURY                          INVESTMENT
                            -------------------------  -------------------------    RETAINED      GAINS AND LOSSES,
                              SHARES        AMOUNT       SHARES         AMOUNT      EARNINGS         NET OF TAXES       TOTAL
                            ----------    ----------   ----------     ----------   ----------      ---------------  ---------
Balance at June 30, 1993    47,219,097    $  248,911    3,381,713     $   (9,667)  $   103,154       $          -   $  342,398
Issuance of common
    stock - net              2,087,971         1,627            -              -             -                  -        1,627
Purchase of treasury
    stock                   (1,400,281)                 1,400,281        (27,666)            -                  -      (27,666)
Exercise of stock options      572,347         8,661            -              -             -                  -        8,661
Assumption of stock
    options                          -           367            -              -             -                  -          367
Tax benefits related to
    stock options exercised          -         5,410            -              -             -                  -        5,410
Dividends paid by
    predecessor company              -             -            -              -        (1,995)                 -       (1,995)
Net income                           -             -            -              -        87,575                  -       87,575
                            ----------    ----------    ---------     ----------   -----------      -------------   ----------
Balance at June 30, 1994    48,479,134       264,976    4,781,994        (37,333)      188,734                  -      416,377
Cumulative effect of
    adoption of SFAS
    No. 115, net of taxes            -             -            -              -             -             (9,019)      (9,019)
Issuance of common stock     8,432,676       280,465            -              -             -                  -      280,465
Purchase of treasury
    stock                     (100,000)            -      100,000         (3,047)            -                  -       (3,047)
Retirement of treasury
    stock                            -       (37,333)  (4,781,994)        37,333             -                  -          -
Exercise of stock options      330,796         5,920            -              -             -                  -        5,920
Tax benefits related to
    stock options exercised          -         4,643            -              -             -                  -        4,643
Net unrealized holding               -
    gains                            -             -            -              -             -              6,045        6,045
Net income                           -             -            -              -         6,010                  -        6,010
                            ----------    ----------    ---------     ----------   -----------      -------------   ----------
Balance at June 30, 1995    57,142,606       518,671      100,000         (3,047)      194,744             (2,974)     707,394
Issuance of common
    stock - net                875,160           (86)     250,000         (8,384)            -                  -       (8,470)
Exercise of stock options      807,987        16,932            -              -             -                  -       16,932
Retirement of treasury
    stock                            -        (8,384)    (250,000)         8,384             -                  -          -
Tax benefits related to
    stock options exercised          -         6,722            -              -             -                  -        6,722
Net unrealized holding
    loss                             -             -            -              -             -             (3,934)      (3,934)
Net income                           -             -            -              -       148,282                  -      148,282
                            ----------    ----------    ---------     ----------   -----------      -------------   ----------
Balance at June 30, 1996    58,825,753    $  533,855      100,000     $   (3,047)  $   343,026      $      (6,908)  $  866,926
                            ----------    ----------    ---------     ----------   -----------      -------------   ----------
                            ----------    ----------    ---------     ----------   -----------      -------------   ----------


                     The accompanying notes are an integral part of these consolidated financial statements.

                            FOUNDATION HEALTH CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                      (RESTATED)


                                                                                                YEAR ENDED JUNE 30,
                                                                               ---------------------------------------------------
                                                                                    1994                1995             1996
                                                                               --------------      --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net income                                                                      $  87,575          $  6,010        $  148,282
    Adjustments to reconcile net income to cash provided by operating activities:
      Amortization and depreciation                                                    25,162            34,831            52,184
      Amortization of bond discounts                                                    3,719             5,396             2,769
      Noncash restructuring costs                                                           -            11,486               -
      Cash used by discontinued operations, net                                       (11,076)          (33,221)          (12,145)
      Loss from discontinued operations                                                12,383            49,841             3,960
Change in assets and liabilities, net of effects from acquisition of businesses:
    Premium and patient receivables, net                                               11,577            (5,376)          (35,537)
    Reinsurance receivable                                                              7,117            25,583             3,712
    Other assets                                                                      (21,018)          (36,971)          (94,967)
    Amounts receivable/payable under government contracts                             (10,761)           51,730           (95,609)
    Reserves for claims, losses and loss adjustment expenses                           18,071            59,645           180,071
    Accrued dividends to policyholders                                                  7,115           (13,621)           (6,679)
    Other liabilities                                                                   9,721            41,415           (20,462)
    Deferred income taxes, net                                                          1,083           (18,731)           23,116
                                                                               --------------      --------------   --------------
Net cash from continuing operating activities                                         140,668           178,017           148,695
                                                                               --------------      --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of available for sale investments                                             -          (765,510)         (599,302)
    Sales and maturities of available for sale investments                                  -           770,673           459,852
    Purchases of held to maturity investments                                               -           (39,112)           (8,970)
    Maturities of held to maturity investments                                              -            80,034            17,553
    Purchases of short-term investments                                              (367,253)                -                 -
    Sales and maturities of short-term investments                                    435,201                 -                 -
    Purchases of fixed maturity investments                                          (731,324)                -                 -
    Sales and maturities of fixed maturity investments                                641,404                 -                 -
    Acquisition of property and equipment                                             (42,471)         (117,953)          (79,519)
    (Increase) decrease in goodwill and other intangible assets                         4,223           (34,807)            1,375
    Increase in other assets                                                          (16,928)           (5,001)          (52,390)
    Acquisition of businesses, net of cash acquired                                   (62,545)          (41,874)           (1,813)
                                                                               --------------      --------------   --------------
Net cash used for investing activities                                               (139,693)         (153,550)         (263,214)
                                                                               --------------      --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES :
    Principal payments on notes payable and capital leases                             (8,218)          (16,451)          (17,287)
    Proceeds from issuance of notes payable and capital leases                            300            20,000           147,401
    Proceeds from issuance of common stock - net                                        1,627             6,448             1,254
    Proceeds from exercise of stock options                                             8,661             5,920            16,932
    Tax benefits related to stock options                                               5,410             4,643             6,722
    Stock repurchase and other adjustments related to mergers                         (27,666)           (3,047)          (17,557)
    Dividends paid by predecessor company                                              (1,995)                -                 -
                                                                               --------------      --------------   --------------
Net cash from (used for) financing activities                                         (21,881)           17,513           137,465
                                                                               --------------      --------------   --------------
Net increase (decrease) in cash and cash equivalents                                  (20,906)           41,980            22,946

Cash and cash equivalents, beginning of year                                          182,136           161,230           203,210
                                                                               --------------      --------------   --------------
Cash and cash equivalents, end of year                                            $   161,230       $   203,210        $  226,156
                                                                               --------------      --------------   --------------
                                                                               --------------      --------------   --------------
SUPPLEMENTAL CASH FLOWS DISCLOSURE :
    Interest paid                                                                 $    13,994       $    13,377        $   14,489
    Income taxes paid                                                                  64,426            47,792            10,662
    Noncash investing and financing activities:
      Capital lease obligations                                                         2,378                 -               807
      Deferred compensation                                                             5,379             5,143             2,530
      Transfer of investments from held to maturity to available for sale                   -                 -             9,090

    Acquisition of businesses :
        Assets acquired                                                               532,331           392,509            26,090
        Liabilities assumed                                                          (439,740)          (49,506)          (13,239)
        Issuance of notes payable held in escrow                                       (4,359)           (7,909)              -
        Issuance of common stock                                                            -          (274,017)           (6,631)
                                                                               --------------      --------------   --------------

        Cash paid                                                                      88,232            61,077             6,220
        Less cash acquired                                                            (25,687)          (19,203)           (4,407)
                                                                               --------------      --------------   --------------

        Net cash paid                                                             $    62,545       $    41,874       $     1,813
                                                                               --------------      --------------   --------------
                                                                               --------------      --------------   --------------



                      The accompanying notes are an integral part
                       of these consolidated financial statements.

                              FOUNDATION HEALTH CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       (Restated)


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

DISCONTINUED OPERATIONS

    During fiscal 1996 changes were occurring in the physician practice management industry which led the Company to adopt a plan in the third quarter to completely discontinue the operations of this segment. In connection with this changed environment and with its plan to discontinue this segment, the following transactions were entered into with FPA Medical Management, Inc. ("FPA") and certain of its affiliated entities, none of which are affiliated with the Company.

    In January 1996 the Company completed the sale, initiated in the second quarter of fiscal 1996, of its affiliated California Independent Practice Associations ("IPAs") to FPA for a purchase price consisting of cash and a promissory note payable over 10 years. Notes receivable under a revolving credit agreement with the IPAs in the amount of $10 million were repaid to the Company and no gain or loss was recognized in connection with this transaction.

    In June 1996, the Company completed the sale, initiated in the third quarter of fiscal 1996 of its affiliated Florida and Arizona IPAs to FPA for aggregate consideration of $20 million, consisting of $3 million in cash and a promissory note in the amount of $17 million which is due and payable six months after closing and bears a floating interest rate. A gain of $10.4 million was recognized by the Company and is included in discontinued operations for fiscal 1996.

On June 28, 1996, the Company and the sole shareholder of the Medical Practices entered into a Stock and Note Purchase Agreement whereby the Company will sell all the outstanding stock of FHMS, its management services organization, and the sole shareholder will sell all the outstanding stock of the holding company for the Medical Practices to FPA. The Medical Practices and FHMS operations are treated as discontinued operations in the Company's Consolidated Financial Statements. The aggregate consideration consists of $2 million cash, $75 million of FPA common stock, $22 million bridge note due five months after closing and bearing a floating interest rate and a $12 million note to be consolidated with the assumption of the intercompany indebtedness of FHMS, the holding company and the Medical Practices to the Company by FPA (estimated to be $80 million as of June 30, 1996), which amount will be adjusted for liabilities incurred, up to $12 million, between June
30, 1996 and the closing of the transaction, currently anticipated to be the second quarter of fiscal year 1997. The consolidated note will bear interest at a floating rate with amortization of principal on a 15 year schedule with the remaining principal and accrued interest due 54 months after close. FPA will also assume other liabilities owed by FHMS, the Holding Company and the Medical Practices to third parties (estimated to be $41 million as of June
30, 1996). The promissory notes will be secured by the assets and stock of FPA, the purchasing company, FHMS, the holding company, and the Medical Practices. The promissory notes will be guaranteed by FPA. The Company's affiliated health plans in Arizona, California and Florida will have agreed to pay FPA an aggregate of $55 million during the period commencing August 1996 through December 1996 for continued and uninterrupted access as defined in the Purchase Agreement to the professional providers of the IPAs and the Medical Practices for the Company's affiliated health plan enrolles. This transaction will be recorded in the financial statements in the quarter it closes, presently anticipated to be the second quarter of fiscal 1997. Operating losses since the measurement date are being deferred because of an anticipated gain on the sale of the Company's physician practice management subsidiary and affiliated Medical Practices.

As part of these transactions, the Company's affiliated health plans have entered into 30-year provider agreements with the IPAs and Medical Practices to ensure that the Company's enrollees have continued and uninterrupted access to the providers of the Medical Practices and IPAs.

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

    The components of this charge included (in millions):


         Professional fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $21.5
         Cancellation of certain contractual obligations and other settlement costs . . .       27.1
         Write-off of certain redundant hardware, software and other settlement costs . .       17.9
         Elimination of duplicate facilities. . . . . . . . . . . . . . . . . . . . . . .       13.0
         Transition and severance related payments to employees . . . . . . . . . . . . .       36.5
         Other integration and restructuring. . . . . . . . . . . . . . . . . . . . . . .        8.8
                                                                                               -----

         Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $124.8
                                                                                               -----
                                                                                               -----


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


                                                                                         YEAR ENDED JUNE 30
                                                                                                1994
                                                                                                ----
         Revenues:
          Foundation Health Corporation - as previously reported. . . . . . . . . . . . .     $1,717,821
          TDMC- year ended December 31, 1993. . . . . . . . . . . . . . . . . . . . . . .        419,283
          CareFlorida- year ended December 31, 1993 . . . . . . . . . . . . . . . . . . .        154,122
          Adjustments (1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         71,711
                                                                                               ---------

         Combined . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $2,362,937
                                                                                               ---------
                                                                                               ---------


         Net income:
          Foundation Health Corporation - as previously reported. . . . . . . . . . . . .        $82,153
          TDMC- year ended December 31, 1993. . . . . . . . . . . . . . . . . . . . . . .          4,841
          CareFlorida- year ended December 31, 1993 . . . . . . . . . . . . . . . . . . .          6,664
          Adjustments (1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (17)
                                                                                               ---------
         Combined . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $93,641
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

                                                                 PRO FORMA
                                                            YEAR ENDED JUNE 30,
                                                            -------------------
                                                              1994      1995
                                                              ----      ----
     Total revenues. . . . . . . . . . . . . . . . . .      $2,362.9  $2,459.9
                                                            --------  --------
                                                            --------  --------
     Net income. . . . . . . . . . . . . . . . . . . .         $96.9     $50.6
                                                            --------  --------
                                                            --------  --------
     Earnings per share. . . . . . . . . . . . . . . .         $1.74     $0.89
                                                            --------  --------
                                                            --------  --------

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

FISCAL YEAR 1996

     On June 28, 1996, the Company acquired the minority interest in the Utah HMO operations for approximately $5.8 million. Also on June 28, 1996, the Company sold its financial interest in Premier Medical Network in Utah for approximately $7.1 million.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliated physician-owned Medical Practices. The Company does not own the Medical Practices, but it does exercise significant influence and control over certain aspects of their operations and, accordingly, the Company believes that consolidation of the financial operations of the Medical Practices is necessary to present fairly the financial position and results of operations of the Company. All significant intercompany transactions have been eliminated in consolidation.

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

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method for all assets over their estimated useful lives as follows:

     Buildings and improvements. . . . . . . . . . . . . . . . . 5-40 years
     Furniture and equipment . . . . . . . . . . . . . . . . . . 3-10 years

     Expenditures for maintenance and repairs are expensed as incurred. Major improvements which increase the estimated useful life of an asset are capitalized. Upon the sale or retirement of assets, recorded cost and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consists primarily of goodwill and other intangibles which arise as a result of various business acquisitions and the acquisition of the Company through a leveraged buy-out on December 30, 1986, at which time the assets and liabilities of the Company were recorded at their appraised values. In addition, the Company's policy is to defer direct and incremental pre-operating costs related to its HMO subsidiaries' geographic expansion and the opening of health care centers. These costs are deferred prior to the commencement of significant operations at which time the Company begins amortizing such costs over a three-year period. Goodwill and other intangible assets are amortized using the methods listed below over appropriate periods not exceeding 40 years. Fully amortized intangible assets and related accumulated amortization are removed from the accounts. The Company evaluates the carrying value of its intangible assets at each balance sheet date.

     Goodwill and other intangible assets are amortized as follows:

                                                            LIFE                          METHOD
                                                            ----                          ------
     Subscribers . . . . . . . . . . . . . . . . . . .      22 years                      Declining balance
     Employer group contracts. . . . . . . . . . . . .      22 years                      Straight line
     Goodwill. . . . . . . . . . . . . . . . . . . . .      22-40 years                   Straight line
     Organization and preoperating costs . . . . . . .      3-8 years                     Straight line
     Noncompetition and employment agreements. . . . .      Term of related agreement     Straight line
     Debt issue costs. . . . . . . . . . . . . . . . .      Term of related debt          Straight line

     Goodwill and other intangible assets are reported, net of accumulated amortization of $48,131,000 and $70,890,000 at June 30, 1995 and 1996.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured on the fair value of the stock award when granted and is recognized as expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in fiscal 1997, and requires
measurement of awards made on or after December 15, 1995.   The new standard
permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company intends to follow the disclosure requirements for its employee stock plans. The new standard will also require that all stock-based transactions with non-employees be measured in accordance with the fair value method and recorded as expense. The Company does not expect that implementation of this Standard will have a material impact on its results of operations.

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

          NOTE 3 - INVESTMENTS

     As of June 30, 1995, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's investments were as follows (in thousands):


                                               AVAILABLE FOR SALE                              HELD TO  MATURITY
                               ------------------------------------------      --------------------------------------------
                                               GROSS         GROSS                             GROSS         GROSS
                                          UNREALIZED    UNREALIZED                        UNREALIZED    UNREALIZED
                               AMORTIZED     HOLDING       HOLDING      FAIR   AMORTIZED     HOLDING       HOLDING        FAIR
                                    COST       GAINS        LOSSES     VALUE        COST       GAINS        LOSSES       VALUE
                                    ----       -----        ------     -----        ----       -----        ------       -----
U.S. government and
  agencies                      $108,951      $  643      $(1,256)  $108,338     $17,263        $224        $ (45)     $17,442
Obligations of states and
  other political subdivisions   385,827         580       (4,231)   382,176      27,703          79         (249)      27,533
Corporate debt securities          8,120         119         (267)     7,972         845         111            -          956
Equity securities                  4,089          39         (170)     3,958           -           -            -            -
Other debt securities             39,152           -            -     39,152       3,934           -            -        3,934
                               ---------     -------      --------  --------     -------        ----        ------     -------
Total                           $546,139     $ 1,381      $(5,924)  $541,596     $49,745        $414        $(294)     $49,865
                               ---------     -------      --------  --------     -------        ----        ------     -------
                               ---------     -------      --------  --------     -------        ----        ------     -------

     As of June 30, 1996, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's investments were as follows (in thousands):


                                               AVAILABLE FOR SALE                              HELD TO  MATURITY
                               ------------------------------------------      --------------------------------------------
                                               GROSS         GROSS                             GROSS         GROSS
                                          UNREALIZED    UNREALIZED                        UNREALIZED    UNREALIZED
                               AMORTIZED     HOLDING       HOLDING      FAIR   AMORTIZED     HOLDING       HOLDING        FAIR
                                    COST       GAINS        LOSSES     VALUE        COST       GAINS        LOSSES       VALUE
                                    ----       -----        ------     -----        ----       -----        ------       -----
U.S. government and
  agencies                      $ 89,341      $   75     $ (2,193)  $ 87,223    $ 12,431    $     12     $    (77)    $ 12,366
Obligations of states and
  other political subdivisions   584,371       1,341       (7,872)   577,840      16,675          67          (85)      16,657
Corporate debt securities          6,334          94         (223)     6,205           -           -            -            -
Equity securities                  1,372           1         (111)     1,262                       -            -            -
Other debt securities             10,504           -          (11)    10,493       2,785           -            -        2,785
                               ---------     -------      --------  --------     -------        ----        ------     -------
Total                           $691,922      $1,511     $(10,410)  $683,023     $31,891         $79        $(162)     $31,808
                               ---------     -------     ---------  --------     -------        ----        ------     -------
                               ---------     -------     ---------  --------     -------        ----        ------     -------

     At June 30, 1996, the contractual maturities of the Company's investments were as follows (in thousands):


                                            AT AMORTIZED COST                               AT FAIR MARKET VALUE
                            -----------------------------------------------   -----------------------------------------------
                                            YEARS TO MATURITY                                YEARS TO MATURITY
                            -----------------------------------------------   -----------------------------------------------
                            LESS THAN       1 TO 5     5 TO 10      OVER 10   LESS THAN      1 TO 5     5 TO 10       OVER 10
                               1 YEAR        YEARS       YEARS        YEARS      1 YEAR       YEARS       YEARS         YEARS
                               ------        -----       -----        -----      ------       -----       -----         -----
AVAILABLE FOR SALE:
U.S. government and
  agencies                    $20,052     $ 50,904    $ 18,226     $    159     $19,970    $ 49,878    $ 17,206      $    169
Obligations of states and
  other political
  subdivisions                 22,090      174,318     204,982      182,981      22,127     173,215     202,501       179,997
Corporate debt securities         561        2,855       2,021          897         559       2,754       1,986           906
Equity securities                  21            -           -        1,351          22           -           -         1,240
Other debt securities           2,110        8,394           -            -       2,098       8,395           -             -
                              -------     --------    --------     --------     -------    --------    --------      --------
Total                         $44,834     $236,471    $225,229     $185,388     $44,776    $234,242    $221,693      $182,312
                              -------     --------    --------     --------     -------    --------    --------      --------
                              -------     --------    --------     --------     -------    --------    --------      --------
HELD TO MATURITY:
U.S. government and
  agencies                    $ 4,409     $  7,555    $    467     $      -     $ 4,416    $  7,503    $    447      $      -
Obligations of states and
  other political
  subdivisions                    390        7,644       5,351        3,290         390       7,600       5,392         3,275
Other debt securities           2,685            -         100            -       2,685           -         100             -
                              -------     --------    --------     --------     -------    --------    --------      --------
Total held to maturity        $ 7,484     $ 15,199    $  5,918     $  3,290     $ 7,491    $ 15,103    $  5,939      $  3,275
                              -------     --------    --------     --------     -------    --------    --------      --------
                              -------     --------    --------     --------     -------    --------    --------      --------

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

     Investment income, including realized investment gains and losses, were as follows (in thousands):

                                                          YEAR ENDED
                                                          ----------
                                                           JUNE 30,
                                                           --------
                                                    1994      1995      1996
                                                    ----      ----      ----
Short-term investments . . . . . . . . . . .      $ 3,035   $     -   $      -
Fixed maturities . . . . . . . . . . . . . .       26,832         -          -
Available for sale . . . . . . . . . . . . .            -    31,938     35,396
Held to maturity . . . . . . . . . . . . . .            -     3,283      1,944
Other. . . . . . . . . . . . . . . . . . . .        6,096     7,763     12,169
Less-investment expenses . . . . . . . . . .         (991)     (534)      (854)
                                                  --------  --------   --------
Net investment income. . . . . . . . . . . .     $ 34,972  $ 42,450   $ 48,655
                                                  --------  --------   --------
                                                  --------  --------   --------

     Net investment income generated by property casualty operations were as follows, $14,072,000, $21,437,000, and $26,794,000 for the years ended June 30,
1994, 1995 and 1996.

NOTE 4 - LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the reserves for losses and loss adjustment expenses related to workers' compensation and indemnity insurance policies, for the years ended June 30, 1995 and June 30, 1996 are summarized as follows (in thousands):

                                                                          JUNE 30, 1995    JUNE 30, 1996
                                                                          -------------    -------------
     Beginning balance . . . . . . . . . . . . . . . . . . . . . . . .      $ 395,846       $ 414,330
     Less-ceded losses and loss adjustment expense reserves. . . . . .       (103,318)        (81,667)
                                                                            ----------      ----------
     Net beginning balance . . . . . . . . . . . . . . . . . . . . . .        292,528         332,663
                                                                            ----------      ----------
                                                                            ----------      ----------
     Incurred related to:
       Current fiscal year . . . . . . . . . . . . . . . . . . . . . .        232,643         492,090
      Prior fiscal years . . . . . . . . . . . . . . . . . . . . . . .         (7,614)        (19,897)
                                                                            ----------      ----------
     Total incurred. . . . . . . . . . . . . . . . . . . . . . . . . .        225,029         472,193
                                                                            ----------      ----------
                                                                            ----------      ----------
     Paid related to:
      Current fiscal year. . . . . . . . . . . . . . . . . . . . . . .        (41,092)       (242,942)
      Prior fiscal years . . . . . . . . . . . . . . . . . . . . . . .       (143,802)       (173,348)
                                                                            ----------      ----------
                                                                            ----------      ----------
     Total paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (184,894)       (416,290)
                                                                            ----------      ----------
     Net ending balance. . . . . . . . . . . . . . . . . . . . . . . .        332,663         388,566
     Plus-ceded losses and loss adjustment expense reserves. . . . . .         81,667          72,620
                                                                            ----------      ----------
     Ending balance. . . . . . . . . . . . . . . . . . . . . . . . . .     $  414,330        $461,186
                                                                            ----------      ----------
                                                                            ----------      ----------

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

     The Company's workers' compensation subsidiaries maintain specific excess reinsurance on workers' compensation which provides coverage in excess of $1,000,000 per occurrence for accident year 1996, in excess of $500,000 per occurrence for accident years 1994 and 1995, $350,000 per occurrence for accident years 1992 and 1993 and in excess of $250,000 per occurrence for accident years 1989 through 1991. The agreements provide coverage up to a maximum of $200 million per occurrence, including the Company's retention. In addition, the Company also maintained a pro rata reinsurance agreement wherein the reinsurer assumed a proportional amount of net premiums earned and related losses. The quota share percentage ranged from 5% to 40% (5% at June 30, 1994) during the year ended June 30, 1994. As of July 1, 1994 the quota share agreement was terminated. The workers' compensation subsidiaries entered into a 30% quota share treaty to cede a proportional amount of net premiums earned and related loss and loss adjustment expenses incurred, effective July 1, 1996. The 30% ceding rate is applicable from July 1, 1996 to December 31, 1996. Effective January 1, 1997, the quota share reinsurance ceding rate is reduced to 7.5%, and subsequently reduced again to 3.75% from July 1, 1997 to December 31, 1997. Effective January 1, 1998, the Company may terminate the agreement.

     The effect of reinsurance on workers' compensation premium written and earned, and losses incurred for the eleven months from August 1, 1993 (date of acquisition) to June 30, 1994 and the years ended June 30, 1995 and 1996 is summarized as follows (in thousands):

                                                PREMIUMS    PREMIUMS    LOSSES
                                                WRITTEN      EARNED    INCURRED
                                                -------      ------    --------
Eleven months ended June 30, 1994
     Direct. . . . . . . . . . . . . . . . .    $307,913    $309,379   $199,854
     Assumed . . . . . . . . . . . . . . . .          20          16     (1,356)
     Ceded . . . . . . . . . . . . . . . . .     (32,122)    (35,448)   (27,016)
                                                ---------   ---------  ---------
     Net . . . . . . . . . . . . . . . . . .    $275,811    $273,947   $171,482
                                                ---------   ---------  ---------
                                                ---------   ---------  ---------
 Year ended June 30, 1995
     Direct. . . . . . . . . . . . . . . . .    $370,408    $373,954   $215,674
     Assumed . . . . . . . . . . . . . . . .       4,423       4,393        973
     Ceded . . . . . . . . . . . . . . . . .     (19,396)    (20,296)     8,382
                                                ---------   ---------  ---------
     Net . . . . . . . . . . . . . . . . . .    $355,435    $358,051   $225,029
                                                ---------   ---------  ---------
                                                ---------   ---------  ---------
 Year ended June 30, 1996
     Direct. . . . . . . . . . . . . . . . .    $506,696    $503,408    316,585
     Assumed . . . . . . . . . . . . . . . .      16,354      16,354      5,708
     Ceded . . . . . . . . . . . . . . . . .     (33,383)    (35,316)   (11,451)
                                                ---------   ---------  ---------
     Net . . . . . . . . . . . . . . . . . .    $489,667    $484,446   $310,842
                                                ---------   ---------  ---------
                                                ---------   ---------  ---------



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


NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment comprised the following (in thousands):


                                                 JUNE 30,
                                         -----------------------
                                             1995          1996
                                             ----          ----

     Land                                $  29,840     $  27,354
     Construction in progress               22,362        11,370
     Buildings and improvements            106,450       132,600
     Furniture and equipment               137,391       203,651
                                         ---------     ---------
                                           296,043       374,975
     Less - accumulated depreciation       (85,508)     (117,411)
                                         ---------     ---------
                                         $ 210,535     $ 257,564
                                         ---------     ---------
                                         ---------     ---------

     Depreciation expense on property and equipment was $19,958,000, $21,680,000 and $29,507,000 for the years ended June 30, 1994, 1995 and 1996.

NOTE 7 - NOTES PAYABLE, CAPITAL LEASES AND OTHER FINANCING ARRANGEMENTS

     Notes payable, capital leases and other financing arrangements comprised the following (in thousands):


                                                                JUNE 30,
                                                         ---------------------
                                                            1995         1996
                                                            ----         ----
     7.75% Senior Notes due June 1, 2003                 $ 124,596     124,647
     Capital lease obligations                               3,767       1,981
     Unsecured notes payable pursuant to business
      acquisition, bearing interest at 4.167% due
      November 15, 1995 (Note 1)                             7,909           -
     Unsecured revolving line of credit bearing
      interest at 6.313% and 5.788% at June 30, 1995
      and 1996                                              20,000     165,000
     Other                                                   1,211       4,978
                                                         ---------     -------
                                                           157,483     296,606
     Deferred compensation (Note 10)                        10,000      12,530
                                                         ---------     -------
                                                         $ 167,483   $ 309,136
                                                         ---------     -------
                                                         ---------     -------

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

     The Company has a $300 million unsecured revolving credit agreement with Citicorp USA, Inc., as Administrative Agent for the lenders thereto (the "Credit Agreement") which expires December 5, 1999. Principal amounts outstanding under the Credit Agreement bear interest, at the Company's option, at either Citibank's base rate or the Eurodollar rate plus a margin depending upon the Company's public debt rating or level of total debt to total capitalization. Any interest payments are due quarterly and principal is due at maturity. The agreement contains customary terms, events of default and covenants (including financial covenants related to net worth, fixed charge coverage and total debt to total capitalization) which, among other things, limit the incurring of additional debt. The Credit Agreement also limits the ability of the Company to make cash dividends and stock repurchases if the aggregate amount of such dividends and repurchases exceeds 50% of the cumulative consolidated net income of the Company beginning with the fiscal year ended June 30, 1994, plus the after tax effect of up to $125 million of restructuring charges, to the extent deducted from earnings, plus $25 million after June 30, 1995. As of June 30, 1996, the amount available for cash dividends and stock repurchases under the Credit Agreement was approximately $241,740,000. Subsequent to June 30, 1996, the Company borrowed an additional $120 million under the Credit Agreement.

     The Company leases some of its data processing and telecommunications equipment under capital leases that provide for minimum annual rentals and purchase options. Equipment under capital leases was $15,002,000 and $15,819,000 at June 30, 1995 and 1996 and the related accumulated depreciation was $9,593,000 and $11,555,000 at June 30, 1995 and 1996.

     Future minimum payments under notes payable, capital leases and other financing arrangements are as follows (in thousands):


     YEAR ENDING JUNE 30,
     --------------------
     1997                                                $  22,539
     1998                                                   21,227
     1999                                                   15,072
     2000                                                  175,099
     2001                                                   10,022
     Thereafter                                            153,529
                                                         ---------
                                                           397,488
     Less - Amount representing interest                  (100,882)
                                                         ---------
                                                         $ 296,606
                                                         ---------
                                                         ---------



NOTE 8 - INCOME TAXES

     The provision for income taxes comprised the following (in thousands):


                                                 YEAR ENDED JUNE 30,
                                                 -------------------
                                            1994         1995         1996
                                            ----         ----         ----
     Current:
      Federal                             $ 59,761     $ 44,230     $ 36,624
      State                                 10,725        8,275        5,617
                                          --------     --------     --------
      Total current                         70,486       52,505       42,241
                                          --------     --------     --------
                                          --------     --------     --------
     Deferred:
      Federal                                 (686)     (14,813)      19,329
      State                                    154       (7,792)       2,748
                                          --------     --------     --------
      Total deferred                          (532)     (22,605)      22,077
                                          --------     --------     --------
     Total provision for income taxes     $ 69,954     $ 29,900     $ 64,318
                                          --------     --------     --------
                                          --------     --------     --------

     A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:


                                                   YEAR ENDED JUNE 30,
                                                   -------------------
                                               1994         1995         1996
                                               ----         ----         ----
     Statutory rate                             35%          35%          35%
     State income and franchise taxes, net
      of federal tax benefit                     4                         3
     Amortization of goodwill                    1            5            1
     Nondeductible acquisition costs             -            4            -
     Tax exempt interest income                 (4)          (9)          (3)
     Recognition of net operating loss
      carryforwards                              -            -           (3)
     Taxes on undistributed income from
      subsidiaries                               3            -
     Other                                       -           (1)          (3)
                                              -----         ----         ----
     Effective tax rate                         39%          34%          30%
                                              -----         ----         ----
                                              -----         ----         ----

     The tax effects of the significant temporary differences which comprise the net deferred tax asset at June 30, 1995 and 1996 were as follows (in thousands):


                                                           JUNE 30,
                                                     --------------------
                                                       1995        1996
                                                       ----        ----
     Deferred state income taxes                     $ 2,018     $ 1,835
     Accrued vacation                                  3,217       3,854
     Deferred compensation                             5,828       5,060
     Accrued expenses                                  9,360       4,612
     Insurance loss reserves                          23,838      22,178
     Policyholder dividends                            5,536       3,327
     Restructuring costs                              32,755           -
     Investment in subsidiary                              -      10,156
     Net operating losses                                  -      12,104
     Policy acquisition costs                        (6,186)     (7,732)
     Depreciation and amortization                   (4,777)     (8,709)
     Bond premium/discount                           (1,759)       (754)
     Valuation allowance                                   -     (1,654)
     Other                                           (2,266)       1,210
                                                    --------    --------
     Net deferred tax asset                         $ 67,564    $ 45,487
                                                    --------    --------
                                                    --------    --------


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

STOCK REPURCHASE PROGRAM

     In April 1993, the Board of Directors of the Company approved the establishment of a stock repurchase program which, as amended, authorizes acquisition from time to time, of up to 5.7 million shares of its outstanding common stock in the open market. As of June 30, 1994, 1995, and 1996 the repurchase of 1,445,500 and 1,545,500 and 1,795,500 shares had been completed pursuant to this program. The stock repurchase program was cancelled effective September 30, 1996.

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

     A summary of the Company's nonqualified and incentive stock options outstanding is as follows:


                                                                 SHARES    WEIGHTED AVERAGE
                                                                 ------     EXERCISE PRICE
                                                                            --------------
     Outstanding at June 30, 1993. . . . . . . . . . . . . .   2,297,579         22.19
     Options exchanged pursuant to acquisition (Note 1). . .      29,475          9.41
     Granted . . . . . . . . . . . . . . . . . . . . . . . .   1,229,250         38.17
     Exercised . . . . . . . . . . . . . . . . . . . . . . .   (572,347)         14.66
     Canceled. . . . . . . . . . . . . . . . . . . . . . . .   (202,482)         24.10
                                                               ---------
     Outstanding at June 30, 1994. . . . . . . . . . . . . .   2,781,475         30.52
     Options exchanged pursuant to acquisition (Note 1). . .     500,290         18.09
     Granted . . . . . . . . . . . . . . . . . . . . . . . .   1,168,149         31.60
     Exercised . . . . . . . . . . . . . . . . . . . . . . .   (330,796)         18.05
     Canceled. . . . . . . . . . . . . . . . . . . . . . . .   (229,021)         31.98
                                                               ---------
     Outstanding at June 30, 1995. . . . . . . . . . . . . .   3,890,097         30.22
     Options exchanged pursuant to MHN acquisition (Note 1).      88,962         12.78
     Granted . . . . . . . . . . . . . . . . . . . . . . . .     982,825         39.16
     Exercised . . . . . . . . . . . . . . . . . . . . . . .   (807,987)         21.04
     Canceled. . . . . . . . . . . . . . . . . . . . . . . .   (267,470)         31.48
                                                               ---------
     Outstanding at June 30, 1996. . . . . . . . . . . . . .   3,886,427         33.94
                                                               ---------
                                                               ---------


     A summary of options exercisable and shares available for future grant under all option arrangements is as follows:


                                                             JUNE 30,
                                                             --------
                                                         1995        1996
                                                         ----        ----

     Options exercisable . . . . . . . . . . . . .     1,609,941  1,756,794
     Shares available for grant. . . . . . . . . .     1,665,609  1,931,173

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

DEFERRED COMPENSATION PLAN

     Under the Company's deferred compensation plan certain members of management, highly compensated employees and non-employee Board members may defer payment of up to 90% of their compensation. The Company makes matching contributions subject to a vesting schedule, of up to 10% of an employee participant's compensation if the participant's base salary is at least $120,000 ($100,000 prior to January 1, 1996). The deferred compensation, together with Company matching amounts and accumulated interest which is accrued but unfunded, is distributable in cash by lump sum or in monthly, quarterly or annual installments (not exceeding 20 years) upon the earlier of the date of distribution elected by the participant or termination of employment. At June 30, 1995 and 1996, the liability under this deferred compensation plan amounted to $10,000,000 and $12,530,000. The Company's expense under the plan totaled $1,664,000, $1,955,000 and $3,089,000 for the years ended June 30, 1994, 1995 and 1996.

     During the year ended June 30, 1995, the Company amended the plan by increasing the interest rate paid to participants to 140% of Moody's corporate bond rate and by allowing participants to receive 90% of vested funds before scheduled distributions by irrevocably forfeiting the remaining 10%.

     During 1993, TDMC established a deferred compensation plan which called for payment of deferred compensation to TDMC physicians with five years of service at termination of employment (the "TDMC Plan"); as part of the merger of TDMC with the Company the TDMC Plan was frozen in November 1994 and the present value of each participant's benefits was established. Under the terms of the TDMC Plan, interest accrues at the Citibank base rate plus 1/4%. The deferred compensation is distributable in annual installments (not to exceed 10) upon termination of employment. At June 30, 1995 and 1996, the liability under this deferred compensation plan amounted to $6,389,000 and $5,703,000 and is included in the net liabilities of discontinued operations on the Company's consolidated financial statements. The Company's expense under the plan totaled $2,885,000, $765,000 and $910,000 for the years ended June 30, 1994, 1995 and
1996.

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

                                                                            RETIREMENT PLAN
                                                                          -------------------
                                                                          YEAR ENDED JUNE 30,
                                                                          -------------------
                                                                           1994       1995
                                                                           ----       ----
     Actuarial present value of:
     Vested benefit obligation . . . . . . . . . . . . . . . . .         $  (540)   $  (651)
     Nonvested benefit obligation. . . . . . . . . . . . . . . .             (38)       (46)
                                                                        ---------   --------
     Accumulated benefit obligation. . . . . . . . . . . . . . .         $  (578)   $  (697)
                                                                        ---------   --------
                                                                        ---------   --------
     Projected benefit obligation. . . . . . . . . . . . . . . .         $(1,184)   $(1,447)
     Plan assets at fair value . . . . . . . . . . . . . . . . .             783      1,380
                                                                        ---------   --------
     Projected benefit obligation in excess of plan assets . . .            (401)       (67)
     Deferred losses . . . . . . . . . . . . . . . . . . . . . .             212        153
     Unrecognized net transition obligation. . . . . . . . . . .             118        109
                                                                        ---------   --------
     Pension asset (liability) . . . . . . . . . . . . . . . . .         $   (71)   $   195
                                                                        ---------   --------
                                                                        ---------   --------
     Net pension expense was comprised of:
     Service cost. . . . . . . . . . . . . . . . . . . . . . . .         $   136    $   157
     Interest cost . . . . . . . . . . . . . . . . . . . . . . .              83         99
     Net amortization and deferral . . . . . . . . . . . . . . .              18         20
     Return on plan assets . . . . . . . . . . . . . . . . . . .             (57)       (77)
                                                                        ---------   --------
     Net pension expense . . . . . . . . . . . . . . . . . . . .         $   180    $   199
                                                                        ---------   --------
                                                                        ---------   --------


     The funded status and amortization recognized in the Company's consolidated financial statements for the SERP Plan is as follows (in thousands):

                                                                 SERP PLAN
                                                                 ---------
                                                             YEAR ENDED JUNE 30,
                                                             ------------------
                                                               1995       1996
                                                               ----       ----

     Actuarial present value of:
     Vested benefit obligation                               $  (470)   $(3,979)
     Nonvested benefit obligation                               (315)    (1,685)
                                                             --------   --------
     Accumulated benefit obligation                          $  (785)   $(5,664)
                                                             --------   --------
                                                             --------   --------
     Projected benefit obligation                            $(1,130)   $(9,898)
     Plan assets at fair value                                     -          -
                                                             --------   --------
     Projected benefit obligation in excess of plan assets    (1,130)    (9,898)
     Deferred benefit obligation                                   -      2,717
     Unrecognized net transition obligation                      296      3,646
     Additional liability                                          -     (2,129)
                                                             --------   --------
     SERP liability                                          $  (834)   $(5,664)
                                                             --------   --------
                                                             --------   --------
     Net SERP expense was comprised of:
     Service cost                                            $   788    $ 1,578
     Interest cost                                                25        617
     Net amortization and deferral                                21        506
                                                             --------   --------
     Net SERP expense                                        $   834    $ 2,701
                                                             --------   --------
                                                             --------   --------

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

     The impact of increasing the assumed health care cost trend rates by 1 percentage point in each year would not have a significant effect on the accumulated postretirement benefit obligation or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended June 30, 1996.

     The Company purchases company-owned life insurance policies to cover the cost of benefits under the Supplemental Executive Retirement Plan, the Directors' Retirement Plan, the Executive Retiree Medical Plan, and the deferred compensation plan. The cash surrender value of these policies at June 30, 1995 and 1996, included in other assets, was $13,090,000 and $33,707,000.

NOTE 11- REGULATORY AND CONTRACTUAL CAPITAL REQUIREMENTS

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

NOTE 12- RESTATEMENT

     Subsequent to the issuance of its financial statements for the year ended June 30, 1996, the Company reconsidered, in light of recent industry developments, its prior accounting treatment for its affiliated physician-owned Medical Practices and determined that certain adjustments to consolidate those Medical Practices were required to be made to the previously reported amounts as of and for the years ended June 30, 1994, 1995 and 1996. As discussed in Note 1, the operations of the affiliated physician-owned Medical Practices along with the Company's physician practice managment subsidiary, are being treated as discontinued operations as they represent a segment that is in the process of being sold.

A summary of the effects of the restatement in the determination of loss from discontinued operations for the years ended June 30, 1994, 1995, and 1996 is as follows (dollars in thousands):


                                                     YEAR ENDED JUNE 30
                                                 ----------------------------
                                                 1994        1995        1996
                                                 ----        ----        ----
Revenues                                      $ 109,450   $ 118,297   $ 153,762
Expenses                                        127,057     168,004     234,375
                                              ---------   ---------   ---------
Net loss before income taxes                    (17,607)    (49,707)    (80,613)
Benefit for income taxes                         (5,224)     (4,366)    (48,357)
Deferral of losses from measurement date              -           -      17,496
(Loss) gain related to IPAs                           -      (4,500)     10,800
                                              ---------   ---------   ---------
Net loss from discontinued operations         $ (12,383)  $ (49,841)   $ (3,960)
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------

A summary of the effects of the restatement for the years ended June 30, 1994, 1995, and 1996 is as follows (dollars in thousands):

                                            AS PREVIOUSLY
                                               REPORTED      AS RESTATED
                                            -------------    -----------
1994:
Total revenues                               $ 2,362,937    $ 2,360,699
Total expenses                                 2,197,064      2,183,389
Income from continuing operations                 93,641         99,958
Loss from discontinued operations                      -        (12,383)
Net income                                        93,641         87,575
Earnings per share - continuing operations          1.92           2.05
Earnings per share - discontinued operations           -          (0.25)
Earnings per share - net income                     1.92           1.80
Total assets                                   1,498,508      1,432,025
Total liabilities                              1,076,065      1,015,648
Total stockholders' equity                   $   422,443    $   416,377

1995:
Total revenues                               $ 2,459,924    $ 2,459,423
Total expenses                                 2,381,392      2,371,410
Income from continuing operations                 49,449         55,851
Loss from discontinued operations                      -        (49,841)
Net income                                        49,449          6,010
Earnings per share - continuing operations          0.90           1.02
Earnings per share - discontinued operations           -          (0.91)
Earnings per share - net income                     0.90           0.11
Total assets                                   1,964,207      1,884,689
Total liabilities                              1,207,308      1,177,295
Total stockholders' equity                   $   756,899    $   707,394

1996:
Total revenues                               $ 3,415,817    $ 3,407,628
Total expenses                                 3,175,222      3,191,068
Income from continuing operations                166,440        152,242
Loss from discontinued operations                      -         (3,960)
Net income                                       166,440        148,282
Earnings per share - continuing operations          2.86           2.61
Earnings per share - discontinued operations           -          (0.07)
Earnings per share - net income                     2.86           2.54
Total assets                                   2,426,399      2,337,653
Total liabilities                              1,491,810      1,470,727
Total stockholders' equity                   $   934,589    $   866,926

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

The future minimum rental payments required under operating leases for all of the Company's office space and equipment and for properties under construction that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

     YEAR ENDING JUNE 30,
     --------------------
     1997. . . . . . . . . . . . . . . . . . . . . . .     $ 27,367
     1998. . . . . . . . . . . . . . . . . . . . . . .       21,265
     1999. . . . . . . . . . . . . . . . . . . . . . .       16,581
     2000. . . . . . . . . . . . . . . . . . . . . . .       11,547
     2001. . . . . . . . . . . . . . . . . . . . . . .        5,441
     Thereafter. . . . . . . . . . . . . . . . . . . .        1,340
                                                           --------
                                                           $ 83,541
                                                           --------
                                                           --------

     Lease expense for office space and equipment was $18,429,000 $21,723,000 and $31,232,000 for the years ended June 30, 1994, 1995 and 1996.

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

NOTE 14 - SUBSEQUENT EVENT

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

                          FOUNDATION HEALTH CORPORATION
                              SUPPLEMENTAL SCHEDULE
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)

                                     ASSETS


                                                       JUNE 30,
                                             ----------------------------
                                                 1995             1996
                                             ------------    ------------
Cash and cash equivalents                      $  1,954       $    5,210
Advances to subsidiaries                         10,336           20,009
Property and equipment, net                       8,510           11,600
Investments in subsidiaries                     772,637          897,770
Organization and debt issuance cost, net         14,047            4,470
Other assets                                    167,311          302,954
                                             ------------    ------------
                                               $974,795       $1,242,013
                                             ------------    ------------
                                             ------------    ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY



Notes payable and capital leases               $177,674       $  353,160
Accounts payable and other liabilities           89,727           21,927
                                             ------------    ------------
                                                267,401          375,087
                                             ------------    ------------

Stockholders' equity
   Common stock                                 518,671          533,855
   Retained Earnings                            194,744          343,026
   Unrealized holdings losses                    (2,974)          (6,908)
   Common stock held in treasury, at cost        (3,047)          (3,047)
                                             ------------    ------------
                                                707,394          866,926
                                             ------------    ------------
                                               $974,795       $1,242,013
                                             ------------    ------------
                                             ------------    ------------

                          FOUNDATION HEALTH CORPORATION
                              SUPPLEMENTAL SCHEDULE
                        CONDENSED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)

                                                            YEAR ENDED JUNE 30,
                                             --------------------------------------------
                                                 1994            1995            1996
                                             ------------    ------------    ------------
REVENUES:
   Government contracts                       $     978       $    1,432      $    1,554
   Interest and other income                      7,095            8,124          13,432
   Administrative revenue                        82,516           31,906          36,930
   Equity in subsidiary income                   58,806           45,113         125,592
                                             ------------    ------------    ------------
                                                149,395           86,575         177,508
                                             ------------    ------------    ------------

EXPENSES:
   Selling, general and administrative           31,852           19,438          21,969
   Amortization and depreciation                    303              754           1,235
   Interest expense                              10,265           11,795          16,998
   Acquisition and restructuring costs                            84,436               -
                                             ------------    ------------    ------------
                                                 42,420          116,423          40,202
                                             ------------    ------------    ------------

   Income before income taxes                   106,975          (29,848)        137,306
   Provision for income taxes                    19,400          (35,858)        (10,976)
                                             ------------    ------------    ------------
   Net income                                 $  87,575       $    6,010      $  148,282
                                             ------------    ------------    ------------
                                             ------------    ------------    ------------

                          FOUNDATION HEALTH CORPORATION
                              SUPPLEMENTAL SCHEDULE
                        CONDENSED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)

                                                                            YEAR ENDED JUNE 30,
                                                                  --------------------------------------------
                                                                      1994            1995            1996
                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $   87,575      $    6,010      $  148,282
     Adjustments to reconcile net income to cash
       used for operating activities:
         Amortization and depreciation                                    305             830           1,235
         Equity in subsidiary income                                  (58,920)        (45,113)       (125,592)
         Change in assets and liabilities, net of effects
           from acquisition of businesses:
             Other assets                                              (3,560)        (44,736)        (13,712)
             Other liabilities                                          6,466          49,604         (55,985)
             Deferred income taxes, net                                (2,457)        (11,163)         24,812
             Investment in and advances to subsidaries                (50,301)         36,672          (9,673)
                                                                  ------------    ------------    ------------
Net cash used for operating activities                                (20,892)         (7,896)        (30,633)
                                                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                 (673)         (6,399)         (3,679)
   Decrease in short-term investments                                 112,966               -               -
   Purchase of available for sale investments                               -        (256,450)              -
   Sales and maturities of available for sale investments                   -         292,344               -
   Purchases of held to maturity investments                                -         (12,949)              -
   Maturities of held to maturity investments                               -          10,967               -
   Notes receivables                                                        -               -         (15,019)
   Notes receivables from affiliates                                  (35,708)        (43,352)       (114,365)
   Acquisition of businesses                                          (73,242)        (15,727)         (1,813)
                                                                  ------------    ------------    ------------
Net cash from (used for) investing activities                           3,343         (31,566)       (134,876)
                                                                  ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable and capital leases                (282)           (382)         (9,057)
   Proceeds from issuances of notes payable and capital leases                         30,542         188,351
   Proceeds from issuances of common stock - net                          812           6,448           1,254
   Proceeds from exercise of stock options                              8,403           5,920          16,932
   Tax benefits related to stock options                                5,410           4,645           6,721
   Cash dividend received                                              27,400          54,997          28,050
   Stock repurchase and other adjustments related to mergers          (27,363)         (3,047)        (17,557)
   Investments in subsidiaries                                        (52,751)        (89,564)        (45,929)
                                                                  ------------    ------------    ------------
Net cash from (used for) financing activities                         (38,371)          9,559         168,765
                                                                  ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                  (55,920)        (29,903)          3,256
Cash and cash equivalents, beginning of year                           87,777          31,857           1,954
                                                                  ------------    ------------    ------------
Cash and cash equivalents, end of year                             $   31,857      $    1,954      $    5,210
                                                                  ------------    ------------    ------------
                                                                  ------------    ------------    ------------