Form 10-K405/A
period 1996-06-30
FOUNDATION HEALTH CORPORATION
filed 1997-01-10
CIK 859493

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 3
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 6, 1997 as reported on the New York Stock Exchange Composite Tape was approximately $1,837,379,344.

     As of January 6, 1997, the Registrant had 58,979,854 shares of Common Stock outstanding and entitled to vote in the election of directors.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The following Items are amended in their entirety in this Form 10-K/A, Amendment No. 3.

     Item 1.        Business
     Item 7. Management's discussion and analysis of financial condition and results of operations
     Item 8.        Financial Statements and Supplementary Data.
     Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form
                    8-K (1)

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

     On August 31, 1995, the Company and Thomas-Davis Medical Centers, P.C. ("TDMC") acquired Tucson Medical Associates, Ltd., an Arizona based physician group, to enhance the number of physician providers of TDMC to provide greater access for the Company's HMO members in Arizona and to capitalize on the patient relationships of these physicians to enhance the revenues of the Medical groups.

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

     In January 1996, FPA Medical Management, Inc. ("FPA"), a national health care management services organization, purchased three California independent practice associations ("IPAs") affiliated with the Company. On June 28, 1996, the Company sold its Florida and Arizona IPAs to FPA. Additionally, on June 28, 1996, the Company executed a Stock and Note Purchase Agreement with FPA for the purchase by FPA of the Company's physician practice management operations ("Foundation Health Medical Services" or "FHMS") and affiliated medical groups in California ("Foundation Health Medical Group, Inc.") and Arizona ("Thomas-Davis Medical Centers, P.C.") (collectively referred to as the "Medical Practices"). See "Nature of Physician Practice Management/Medical Practice Segment" for a description of these businesses. This transaction was consummated in November 1996.

     On June 28, 1996, the Company acquired the minority interest in its Intergroup of Utah HMO operations. Also, on June 28, 1996 the Company sold its interest in Premier Medical Networks in Utah.

     On October 1, 1996, the Company entered into an Agreement and Plan of Merger with Health Systems International, Inc. ("HSI"). Under the definitive agreement approved by both companies' boards of directors, the Company will merge into a wholly-owned subsidiary of HSI with the Company surviving the merger as a wholly-owned subsidiary of HSI. HSI will change its name to Foundation Health Systems, Inc. Completion of the transaction, which will be a tax-free combination and accounted for as a pooling-of-interests, is subject to stockholder and regulatory approval as well as other customary conditions and is expected to be completed in February 1997. The Company's stockholders will receive 1.3 shares of HSI Class A common stock for each share of Company common stock owned (the "exchange ratio"). Holders of the Company's options will receive substitute HSI options based on the same exchange ratio.

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

 PROVIDER ARRANGEMENTS. The Company's medical HMOs arrange for the delivery of health care services to their enrollees by contracting with physicians, either directly or through IPAs and medical groups (including the Company's affiliated Medical Groups), hospitals and other health care providers for a defined range of health services, including primary and specialty care and outpatient diagnostic services. Each enrollee's primary care physician plays a significant role in cost-control by practicing preventive medicine and managing the use of specialty physicians, hospitals and ancillary providers. The Company pays for health care services provided by IPAs and medical groups on a capitated basis or pursuant to discounted fee-for-service arrangements. Under capitation arrangements, the Company pays the IPA or medical group a fixed amount per member per month to cover the payment of all or most medical services regardless of utilization, which transfers the risk of certain health care costs to the provider organization. The Company retains the risk related to capitation payments made to its affiliated
Medical Groups by virtue of consolidation of the Medical Groups in its financial statements. The Company also uses various risk sharing and incentive arrangements to manage further the cost of providing health care. The Company contracts for hospital services under a variety of arrangements including capitation, per diem, discounted fee-for-service and case rate arrangements.

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

     The Company manages health care costs by entering into payment arrangements with health care providers and by sharing the risk of certain health care costs with certain of the Company's contracting providers. The Company's Medical Groups have capitation arrangements with certain of the Company's affiliated Medical HMOs, which results in the affiliated Medical Groups assuming the risk of the provision of medical services for those affiliated HMO members. The Company continues to seek capitation arrangements with its physician providers. In addition, several of the Company's hospital providers are paid pursuant to capitation arrangements.

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

NATURE OF PHYSICIAN PRACTICE MANAGEMENT/MEDICAL PRACTICE SEGMENT

The Company's Physician Practice Management/Medical Practice segment consists of the following entities, Foundation Health Medical Services ("FHMS"), Foundation Health Medical Group, Inc. ("FHMG") and Thomas-Davis Medical Centers, P.C. ("TDMC"). FHMG and TDMC are collectively referred to as the "Medical Groups"; FHMS and the Medical Groups are collectively referred to as the "Medical Practices".

During the 1980s and early 1990s, many of the providers of medical care to the Company's members joined large independent practice associations ("IPAs") or medical groups. These organizations provided primary and specialty care services to large blocks of the Company's members. Frequently these organizations closed their practices to new Company members. It therefore became increasingly difficult for the Company to ensure adequate access to quality health care for its members.

Beginning in the Spring 1993, the Company established FHMS as a physician practice management company solely for the purpose of managing Company-affiliated medical groups. FHMG commenced operations in the Spring 1993 by acquiring its first medical groups in the Sacramento, California area. TDMC was acquired by the Company in November 1994. FHMS provided financing for the development and acquisition of affiliated medical groups to provide primary care services to the Company's members. One intent of this strategy was to enhance the ability of the Company's members to receive high quality, accessible primary care, and to differentiate the Company from many of the other managed care companies in a highly competitive industry by having a high quality accessible physician network. Additionally, by developing high quality physician practices, the Company anticipated that these practices would serve as a source for new members for the HMO as patients selected these physicians as well as providing the Medical Groups with additional sources of revenue by treating unaffiliated HMO members (i.e. private payors and other insured patients). The Medical Groups marketed themselves to unaffiliated patients with the intention that they would be free-standing, profitable businesses.

The Medical Groups' marketing activities to solicit new patients included extensive billboard, newsprint and radio advertising, the sponsorship of health and wellness fairs, community preventive health education classes, radio health information programs, door to door fliers, and free immunizations and flu shots. The individual physicians also described to their patients the advantages of membership in the Company's HMO and PPO. The Medical Groups also had Medicare information centers at various of the sites for the Medicare population.

The Company was interested in establishing care centers in areas where it had concentrated membership to minimize start-up costs, to obtain the synergies of groups of physicians practicing in one location and to provide more convenient access to many of its members to quality physicians.

FHMS is involved in the management and operation of the Medical Groups, which render services directly to customers of the Company and other unaffiliated payors.

The Medical Groups were responsible for the operation of the medical practice at each of the facilities, appropriate physician and allied health professionals staffing, physician compensation, quality assurance and utilization management services, credentialing and peer review and community medical education.

FHMS's activities, throughout the periods presented, related solely to the management of the Company's affiliated Medical Groups. The services provided by FHMS include the lease of the care centers and other facilities for the operation of the Medical Groups, the provision of all building services reasonably necessary for the proper operation of the leased facilities, the provision of equipment, furniture and furnishings, repair and maintenance of the facilities and, other than physicians and allied health professionals, all personnel reasonably necessary for the proper and efficient operation of the Medical Groups. The personnel services include clerical and administrative support, payroll, bookkeeping and accounting services, pension plan and employee benefits administration, financial and management reports, marketing and public relations services, management information services and review of managed care agreements. The Medical Groups are responsible for the operation of the medical practice at each of the facilities, appropriate physician and allied health professionals staffing, physician compensation, quality assurance and utilization management services, credentialing and peer review and community medical education. FHMS and the Medical Groups have created a Joint Policy Committee which is responsible for developing management and administrative policies for the Medical Groups. FHMS's primary source of revenue is derived from its contractual agreement with the Medical Groups to provide these services in exchange for a management fee.

Through their physician employees, the Medical Groups provide medical care through a variety of arrangements: Capitation contracts with the Company's affiliated HMOs and PPOs; reimbursement arrangements with unaffiliated HMOs, PPOs and indemnity insurers; private pay patients; and co-pay arrangements with essentially all patients. The Medical Groups operating strategy has been to obtain patient volume through marketing their services to non-affiliated patients and taking advantage of natural synergies that exist with affiliated HMO and PPO members seeking healthcare services from quality providers practicing in modern care centers located in their communities. Because expenses of the Medical Groups, including physician salaries, are largely fixed, the Company believed that attainment of a specified volume of patients that would be served by the medical practitioners would ultimately result in profitability of the Medical Groups as greater revenue could be added without a proportional amount of expense.

Since the inception of FHMG and the acquisition of TDMC the Medical Groups have been unable to generate sufficient patient volume to cover their fixed costs. As a result the Medical Groups have generated significant operating losses, and have continued to be dependent on the Company's affiliated HMOs for most of their revenue.

As of June 30, 1996, FHMG's 94 physicians and 16 nurse practitioners, paraprofessionals and physician assistants offer primary care. Most of the HMO's enrollees linked to FHMG providers receive specialist services through discounted fee-for-service or capitated arrangements with specialty providers. FHMG currently has capitated contracts with ancillary care providers in the areas of laboratory, physical therapy, and radiology.

TDMC, which was acquired in November 1994, is headquartered in Tucson, Arizona. TDMC provides high quality primary and specialist health care services through a multi-specialty team approach primarily in Tucson (Pima County) and Phoenix (Maricopa County), Arizona's two major metropolitan areas. TDMC currently employs 217 providers and seven paraprofessionals at 18 care centers throughout Arizona.

Of TDMC's 217 providers, approximately 60% offer primary care and 40% provide specialty care. Patients are referred to specialists in areas such as allergy, anesthesiology, dermatology, ear/nose/throat, hematology, oncology, neurology, ophthalmology, orthopedics, pulmonology, radiology, and urology. Fully-capitated members accounted for approximately 80% of TDMC's revenues for the year ended June 30, 1996. All TDMC facilities provide both fee-for-service medical care and pre-paid health care services.

TDMC has implemented a system of medical utilization review headed by a full-time medical director, who is supported by on-site medical directors, utilization management nurses and a computerized system for referral authorization. In addition, in-hospital nurse case managers work with the regional medical directors on discharge planning.

The Company's HMO members are required to select primary care physicians from the Company's contracting IPAs, medical groups and affiliated Medical Groups (or if no selection is made by a member, he or she is automatically "linked" to one of the Company's contracting physicians). One of the Company's strategies in establishing and acquiring the Medical Groups was to acquire medical practices where a number of the Company's HMO members already had physician-patient relationships. This gave the Medical Groups start-up volume and related revenues. After the acquisition of the Medical Groups, the physician-patient relationships remained the same, i.e., the Company did not require the physicians to only see patients of the Company's HMO and PPO plans. In the management of the physician practices, FHMS assisted the development and implementation of managed care techniques in the practice of medicine by these physicians.

PAYOR AND PROVIDER CONTRACTS AND PHYSICIAN COMPENSATION

Payor Contracts. The Medical Groups provide primary care, specialty care and pharmaceutical services to members of various health plans including the Company's HMOs, PPOs and indemnity patients. They derive most of their revenues through capitated contracts with affiliated HMOs which obligate them to provide primary, specialty and ancillary care services to the HMO's members. The Medical Groups also generate revenues from hospital and other risk sharing pools and from fee-for-service patients. The Medical Groups provide certain of these services themselves and contract for the remainder with various other providers. Payors generally provide claims processing, product marketing and advertising, and other administrative services.

Provider Contracts. The Medical Groups' payor contracts typically require the Medical Groups to provide all of the physician and ancillary health care services. If a Medical Group does not have the expertise among its employed physicians, it contracts with providers outside the group to provide the required medical services to the Medical Groups' patients. Typically, these services are rendered on a discounted fee-for-service basis. However, some providers have capitation agreements that pay a fixed monthly payment for each HMO member linked to that provider. Existing capitation arrangements exist for laboratory, physical therapy and radiology services.

Physician Compensation. The employed physicians of the Medical Groups are generally compensated pursuant to standard employement agreements. Physician compensation is based on factors related to patient satisfaction, productivity, medical management, utilization management and number of linked lives to the Company's affiliated health plans or other payor plans.

DISCONTINUED PHYSICIAN PRACTICE MANAGEMENT/MEDICAL PRACTICES BUSINESS

The Company's Physician Practice Management/Medical Practice line of business currently consists of a healthcare management service organization which provides facilities, administrative and operations services, including claims processing, accounting and financial reporting to the Medical Group. FHMG provides primary health care services and employed 110 providers at 17 health care centers in California as of June 30, 1996. TDMC provides primary and specialty health care services and employs 271 providers at 18 health care centers in Arizona as of June 30, 1996. FHMS employs the administrative and non-professional staff at the care centers.

During fiscal year 1996, the Company revised its strategy of maintaining the Medical Groups. This change in strategy was the result of two primary factors: (i) the Company's inability to generate adequate volume and appropriate patient mix necessary for the Medical Groups to be profitable and
(ii) the emergence of large, competitive physician management companies with the necessary patient volume and expertise to manage physician medical groups. These changes led the Company to adopt a plan in the third quarter of fiscal 1996 to completely discontinue the operations of this segment. In connection with this changed environment and with its plan to discontinue this segment, the following transactions were entered into with FPA and certain of its affiliate entities, none of which are affiliated with the Company.

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

     Investment and other income, included as a component of the Company's revenues, increased in fiscal 1996 over fiscal year 1995 primarily due to investment of excess surplus and reserves generated by operations. Increases in each of the other years is due primarily to the investment of excess surplus and reserves generated by operations. A significant part of investments are held by CalComp and its subsidiaries in tax-exempt securities.

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

     Interest expense increased in 1996 over 1995 due to increased borrowing under the Company's unsecured revolving line of credit. Fiscal year 1997 interest expense is expected to increase due to increased borrowings under the Company's credit agreements. See "Liquidity and Capital Resources" and "Recent Events".

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

     Through the combination of the factors described above, income from continuing operations grew from $99.9 million or $2.05 per share in fiscal year 1994 to income from continuing operations of $138.2 million or $2.52 per share in fiscal year 1995 (before the $124.8 million acquisition and restructuring costs net of related tax-effects). After such charge net of related tax effects, income from continuing operations for fiscal year 1995 was $55.9 million or $1.02 per share. Income from continuing operations increased in fiscal year
1996 to $152.2 million or $2.61 per share over the $138.2 million (before acquisition and restructuring costs, net of related tax benefits) or $2.52 per share in fiscal year 1995.

LINE OF BUSINESS REPORTING

     The Company currently operates in a single industry segment, managed health care. The Company's continuing operations are in three primary lines of business (i) commercial operations; (ii) government contracts; and (iii) specialty services. Previously, the Company also operated in another segment, Physician Practice Management/Medical Practices which were discontinued during the third quarter of fiscal year 1996. Operating losses since the measurement date are being deferred because of an anticipated gain on the sale of the Company's physician practice management company and physician-owned Medical Practices, which is scheduled to close in the second quarter of fiscal 1997. The following table presents financial information related to discontinued operations.

                                         Year Ended June 30,
                                         -------------------
                                       1994       1995       1996
                                       ----       ----       ----

       Revenue derived from
        Company members               $ 91.4     $ 93.1     $125.6
       Unaffiliated payors and
        other revenue                   18.1       25.2       28.2
                                      ------     ------     ------
          Total revenue               $109.5     $118.3     $153.8
                                      ------     ------     ------
                                      ------     ------     ------

       Operating expenses             $127.1     $168.0     $234.4
                                      ------     ------     ------
                                      ------     ------     ------
       Operating losses, net
         of taxes (1)                 $ 12.3     $ 49.8     $  4.0
                                      ------     ------     ------
                                      ------     ------     ------
       Loss per share                 $ 0.25     $ 0.91     $ 0.07
                                      ------     ------     ------
                                      ------     ------     ------

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

     In fiscal year 1996 the Company sold or entered into agreements to sell FHMS and the Medical Groups. See "Discontinued Physician Practice Management/Medical Practices". One of the strategic reasons for entering this business was to attract enrollees to the Company's HMOs through the physicians in the affiliated Medical Groups. For the fiscal year ended June 30, 1996, enrollees who used the Company's affiliated primary care physicians accounted for approximately 18% or approximately $367 million of revenues generated by the Company's commercial operations. Although the Company has entered into long-term provider arrangements with the Medical Groups following their sale, the Company could potentially lose enrollment or find it more difficult to attract new members because the Medical Groups under third party management are likely to contract with additional payors that would be available to enrollees.

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

SPECIALTY SERVICES

     Specialty services revenues increased substantially during each of the last three fiscal years. A significant part of each of these increases were due to revenues generated by CalComp, the Company's workers' compensation bill review and third party administration subsidiaries and BICO, which was acquired by CalComp in February 1995.

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

DISCONTINUED PHYSICIAN PRACTICE MANAGEMENT/MEDICAL PRACTICES

The activities of the Medical Practices have represented a major line of business and a separate segment of business throughout the three year period ended June 30, 1996 that is significantly different than those activities performed by the Company's managed health care segment, specifically, the Medical Practices provide direct medical care to patient's under contracts with HMOs owned by the Company as well as patients who are not members of Company owned HMOs and provide adminstrative management services to physicians who are part of the Medical Groups. The identity of these operations as a separate line of business is consistent with the emergence of large competitive physician management companies. The patients, including those who are members of Company owned HMOs, are direct customers of the Medical Groups and considered to be unaffiliated customer of the Company because the patient selects a primary care physician who may or may not belong to the Company affiliated Medical Groups. This is different from the Company's traditional managed health care services which offer a wide range of related products to consumers and employers that result in the Company taking financial risk of health care costs through those managed health care product offerings.

The following is a discussion of the results of operations of the discontinued Medical Practice segment. The results of operations have been accounted for and shown as discontinued operations on the Company's consolidated financial statements. Refer to Item 7., Line of Business Reporting, for condensed financial statement information related to this segment. The amounts referred to in the discussion of results of operations are prior to intercompany eliminations.

Year Ended June 30, 1996 Compared to Year Ended June 30, 1995.

The Medical Practice segment's operating loss before income taxes increased 26% or $12,772,000 to $62,613,000 for the year ended June 30, 1996 from
$49,841,000 for the year ended June 30, 1995. The losses resulted primarily from the insufficient patient volumes being served by the Medical Groups. Although membership of affiliated HMOs served by the Medical Groups increased, unaffiliated patients served did not meet expectations. The lower than expected volume resulted in the Company's inability to cover its fixed and variable costs and led to the unprofitable operating results. Approximately $17,496,000 of the 1996 operating loss before income taxes was deferred under discontinued operations accounting treatment and an approximate $41,157,000 tax benefit was recognized under the intercompany tax sharing agreement in the year ended June 30, 1996 resulting in net income of $3,960,000 versus $49,841,000 for the year ended June 30, 1995.

Total revenues increased 30.0% or $35,466,000 to $153,762,000 for the year ended June 30, 1996 from $118,296,000 for the year ended June 30, 1995. This increase is due primarily to the acquisition of Tucson Medical Associates in August 1995 and as a result of renegotiation of the provider agreement with the Company's subsidiary, Foundation Health, a California Health Plan ("Health Plan"), and an increase in volume. Approximately 82% of the Medical Groups revenue in fiscal year 1996 was generated from the Company's affiliated HMOs and their members primarily through capitation and co-payments. In fiscal year 1995, approximately 79% of revenues were generated from the Companys affiliated HMOs and their members. The new provider agreement provides for a fixed payment per member per month for all primary and specialty professional medical services rendered for HMO members linked to FHMG. Previously, FHMG received reimbursement for primary care services under a fee for service agreement. Patient fee-for-service revenue decreased by 29.2% or $10,143,000 as a result of the conversion of the Health Plan members from fee-for-service to capitation based contracts. Other income increased by $6,251,000 to $9,484,000 for the year ended June 30, 1996 primarily as a result of selling the laboratory and physical therapy departments of TDMC to an unrelated third party.

Total operating expenses increased by 39.5% to $234,400,000 for the year ended June 30, 1996 compared to $168,000,000 in the prior year primarily due to the following:

- Salaries and employee benefits increased 17.4% to $114,076,000 for the year ended June 30, 1996 compared to $97,147,000 in the prior year, due to the addition of salaried providers and related support staff. These additions included the acquisition of Tucson Medical Associates which had 25 salaried providers and approximately 100 support staff.

- Health care services are costs incurred to provide care to HMO members under its capitated contract. These services are in the form of referral fees to providers outside of the Medical Practices. Health care services increased 138.0% to $54,249,000 for the year ended June 30, 1996 from $22,793,000 in the prior year. The increase is due to patient volume growth and a new FHMG capitation contract. Prior to 1996 FHMG did not have a capitation contract and therefore was not responsible for specialists costs referred outside of the Medical Group.

- Selling, general and administrative expenses, including administrative-related party expenses, represent various operating costs incurred to provide medical care to patients. These costs include occupancy, medical supplies, insurance, telephone service, and other operating expenses. Selling, general and administrative expenses increased 42.8% to $46,492,000 for the year ended June 30, 1996 from $32,564,000 for the prior year. This increase was the result of expanded operations of the Medical Practices.

- Depreciation and amortization expense increased 43.6% or $2,786,000 to $9,179,000 for the year ended June 30, 1996 as compared with the year ended June 30, 1995 primarily as a result of the addition of several new care centers in California.

- Interest expense, including related party interest expense, increased 39.8% to $10,379,000 for the year ended June 30, 1996 from $7,426,000 for the previous year due to the increased borrowings to fund the development of new care centers and to fund the operating needs of the Medical Practices.

Year Ended June 30, 1995 Compared to Year Ended June 30, 1994

The Medical Practice segment's net loss increased 302% or $37,458,000 to $49,841,000 for the year ended June 30, 1995 from $12,383,000 for the year ended June 30, 1994. The losses resulted primarily from the insufficient patient volumes being served by the Medical Groups. Although membership of affiliated HMOs served by the Medical Groups increased, unaffiliated patients served did not meet expectations. The lower than expected volume resulted in the Company's inability to cover its fixed and variable costs and led to the unprofitable operating results.

Total revenue increased 8.1% to $118,296,000 for the year ended June 30, 1995 from $109,450,000 in the prior year. The increase is primarily a result of an increase in the overall patient volume. FHMG increased the number of care centers it operates to 16 in 1995 from 4 in 1994. Capitation revenue decreased 3.0% or $2,496,000 as a result of the Company's subsidiary, Intergroup Prepaid Health Services of Arizona, Inc. requiring all of its contracting physician groups to reduce capitation rates by 3.0% beginning January 1995. Patient service revenue increased 39.2% or $9,790,000 due to increased patient volume. Approximately 79% of the Medical Groups revenue in fiscal year 1995 was generated from the Company's affiliated HMOs and their members primarily through capitation, fee for service revenue and co-payments. In fiscal year 1994, approximately 83% of revenues were generated from the Company's affiliated HMOs and their members.

Total operating expenses increased by 32.2% to $168,000,000 for the year ended June 30, 1995 compared to $127,100,000 in the prior year primarily due to the following:

- Salaries and benefits increased 33.4% to $97,147,000 for the year ended June 30, 1995 compared to $72,800,000 in the prior year as a result of adding provider employees and the related support staff.

- Health care services did not change significantly from the prior year. This is consistent with changes in capitated revenue. Health Care Services were $22,793,000 at June 30, 1995 and $22,770,000 for the prior year.

- Selling, general and administrative costs increased 42.0% to $32,564,000 for the year ended June 30, 1995 compared to $22,925,000 the prior year due to expansion of the Care Centers in California. During 1995 FHMG increased the number of Care Centers it operates by 300% over 1994.

- Depreciation and amortization expense increased 89.5% to $6,393,000 for the year ended June 30, 1995 from $3,373,000 in the previous year.
     This increase reflects the accompanying increase in property and equipment and intangible assets related to the Medical Practices' expansion. Such balances increased to $109,985,000 and $9,135,000 respectively at June 30, 1995.

- Interest expense increased to $7,426,000 for the year ended June 30, 1995 from $2,895,000 in the previous year. This relates to the funds that were borrowed to fund the development of the care centers and the operating costs of the Medical Practices.

Liquidity And Capital Resources Of Medical Practices

Net cash flows during the year ended June 30, 1996 resulted in a decrease in cash and cash equivalents to $-0- at June 30, 1996 from $1,566,000 at June 30, 1995. Cash used for operating activities during the year ended June 30, 1996 totaled $56,825,000, resulting primarily from net losses and partially offset by an increase in accounts payable and reserves for claims payable. Cash provided by or from financing activities during the years ended June 30, 1996,1995 and 1994 totaled $76,641,000, $62,570,000 and $34,469,000, respectively, resulting primarily from an increase in notes payable of $80,984,000 in 1996, $106,357,000 in 1995 and $32,675,000 in 1994. Cash used by investing activities for the year ended June 30, 1996 was $21,382,000 comprised primarily of $5,384,000 in proceeds from the sale of property and equipment offset by an increase of $3,108,000 in intangible assets and $27,734,000 for the acquisition of property and equipment. The losses of the Medical Practices were being funded by the Company. As a result of the sale of the Medical Practices in November 1996, the Company is no longer incurring losses related to this segment of its business. The related loans (which were intercompany loans and were eliminated in consolidation of the Company's financial statements) to the Medical Practices were assumed by FPA in connection with the sales transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $148.7 million for the year ended June 30, 1996 as compared to $178.0 million for the prior year. The change is principally due to timing of the receipt or payment of amounts under government contracts as revenues are received monthly in arrears under the current CHAMPUS contracts, while previously some contracts were prepaid. Additionally, government contracts receivables increased by approximately $101 million which is primarily due to the new government contracts that commenced during the fiscal year ending June 30, 1996. The Company's cash and investments increased from $794.5 million at June 30, 1995 to $941.1 million at June 30, 1996. The Company invests its excess cash in investment grade securities.

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

    In January 1996, the Company sold its affiliated California IPAs, which are treated as discontinued operations in the Company's consolidated financial statements, to FPA for a purchase price consisting of cash and a promissory note payable over 10 years. See Notes 1 and 12 to the Consolidated Financial Statements. Notes receivable under the revolving credit agreements with the IPAs in the amount of $10 million were repaid to the Company and the revolving credit agreements were terminated in connection with the transaction. No gain or loss was recognized on this transaction.

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

    On June 28, 1996, the Company and the sole shareholder of the Medical Practices entered into a Stock and Note Purchase Agreement whereby the Company will sell all the outstanding stock of FHMS, its management services organization, and the sole shareholder will sell all the outstanding stock of the holding company for the Medical Practices to FPA. The Medical Practices and FHMS operations are treated as discontinued operations in the Company's Consolidated Financial Statements. The aggregate consideration consists of $2 million cash, $75 million of FPA common stock, $22 million bridge note due five months after closing and bearing a floating interest rate and a $12 million note to be consolidated with the assumption of the intercompany indebtedness of FHMS, the holding company and the Medical Practices to the Company by FPA (estimated to be $80 million as of June 30, 1996), which amount will be adjusted for liabilities incurred, up to $12 million, between June
30, 1996 and the closing of the transaction, currently anticipated for December, 1996. The consolidated note will bear interest at a floating rate with amortization of principal on a 15 year schedule with the remaining principal and accrued interest due 84 months after close. FPA will also assume other liabilities owed by FHMS, the Holding Company and the Medical Practices to third parties (estimated to be $41 million as of June 30, 1996). The promissory notes will be secured by the assets and stock of FPA, the purchasing company, FHMS, the holding company, and the Medical Practices.
The promissory notes will be guaranteed by FPA. The Company's affiliated health plans in Arizona, California and Florida have agreed to pay
FPA an aggregate of $55 million during the period commencing August 1996 through December 1998 for continued and uninterrupted access as defined in the Purchase Agreements to the professional providers of the IPAs and the Medical Practices for the Company's affiliated health plan enrollees.
This transaction will be recorded in the financial statements in the quarter it closes, presently anticipated to be the second quarter of fiscal 1997. Operating losses since the measurement date are being deferred because of an anticipated gain on the sale of the Company's physician practice management subsidiary and affiliated Medical Practices.

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

     On October 1, 1996, the Company entered into an Agreement and Plan of Merger with Health Systems International, Inc. ("HSI"). Under the definitive agreement approved by both companies' boards of directors, the Company will merge into a wholly-owned subsidiary of HSI with the Company surviving the merger (the "Merger") as a wholly-owned subsidiary of HSI. HSI will change its name to Foundation Health Systems, Inc. Completion of the transaction, which will be a tax-free combination and accounted for as a pooling-of-interests, is subject to stockholder and regulatory approval as well as other customary conditions and is expected to be completed in January 1997. The Company's stockholders will receive 1.3 shares of HSI Class A common stock for each share of Company common stock owned (the "exchange ratio"). Holders of Company options will receive substitute HSI options based on the same exchange ratio.

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

    In March 1995, the Financial Accounting Standards Board issued Statement
No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of"("FAS No. 121"). The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amounts or fair value less cost to sell. This Statement will be effective for the Company beginning in fiscal 1997. Adoption of FAS No. 121 is not expected to have a material effect on the Company's consolidated financial statements.

RECENT EVENTS

    In December 1996, the Company established an additional $200 million unsecured revolving credit agreement with CitiCorp USA, Inc. This is in addition to the Credit Agreement. As of December 30, 1996, the Company has borrowed a total of $380 million against these two credit agreements.

    On October 16, 1996, an alleged stockholder of the Company filed a suit in the Superior Court in Sacramento, California entitled "Smilow vs. Crowley, et al" (Case No. 96A505745), against the Company and individual members of the Company's board. The Plaintiff, who purports to represent a class of all the Company's stockholders, alleges that the consideration which the Company's stockholders would receive pursuant to the Merger is inadequate and that the directors of the Company have therefore breached their fiduciary duties to the Company's stockholders. The complaint alleges that the Merger consideration is below the fair or intrinsic value of the Company and that the defendants have not considered other potential purchasers of the Company or explored other strategic alternatives to maximize stockholder value. The suit seeks an injunction aganst the Merger, rescission of the Merger if consummated, unspecified damages, attorneys' fees and other relief. The defendants were served on November 20, 1996 and have until January 23, 1997 to answer the complaint. The defendants have denied the allegations in the complaint. The parties have agreed on a proposed settlement of the suit pursuant to which plaintiff's counsel has reviewed and commented on the Company's and HSI's Joint Proxy Statement/Prospectus for the Merger, the suit will be dismissed with prejudice and the Company will pay plaintiff's attorney fees as awarded by the court in an amount not to exceed $300,000. The proposed settlement is subject to the approval of the court.

    On December 3, 1996, the Company completed the sale of its Medical Practices and physician practice management subsidiary to FPA. In December 1996, FPA repaid $30 million in short-term indebtedness incurred in connection with the IPA and Medical Practices/physician practice management subsidiary sales.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related financial information required to be filed hereunder are set forth at Item 14(a) of this Amended Report.

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

    SCHEDULE
    Article 5, Schedule I - Condensed Financial Information of Registrant - Incorporated by reference from Form 10-K/A Amendment No. 2 filed November 19, 1996.

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

Dated: January 10, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ DANIEL D. CROWLEY
    --------------------------
        Daniel D. Crowley         Director, President and Chief Executive           January 10, 1997
                                  Officer (Principal Executive Officer) and
                                  Chairman of the Board
    /s/ DAVID A. BOGGS*
    --------------------------    Director                                          January 10, 1997
        David A. Boggs

    /s/ JEFFREY L. ELDER          Director, Senior Vice President-Chief Financial   January 10, 1997
    --------------------------    Officer (Principal Financial and Accounting
        Jeffrey L. Elder          Officer)

    /s/ PATRICK FOLEY*            Director                                          January 10, 1997
    --------------------------`
        Patrick Foley


    /s/ EARL B. FOWLER*           Director                                          January 10, 1997
    --------------------------
        Earl B. Fowler

    /s/ RICHARD W. HANSELMAN*     Director                                          January 10, 1997
    --------------------------
        Richard W. Hanselman

    /s/ ROSS D. HENDERSON, M.D*   Director                                          January 10, 1997
    ---------------------------
        Ross D. Henderson, M.D.

    /s/ RICHARD J. STEGEMEIER*    Director                                          January 10, 1997
    ---------------------------
        Richard J. Stegemeier

    /s/ STEVEN D. TOUGH           Director                                          January 10, 1997
    ---------------------------
        Steven D. Tough

    /s/ RAYMOND S. TROUBH*        Director                                          January 10, 1997
    ---------------------------
        Raymond S. Troubh

*By: /s/ DANIEL D. CROWLEY
    ---------------------------
         Daniel D. Crowley
         Attorney-In-Fact         January 10, 1997


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

    The Company's wholly-owned subsidiary, Foundation Health Federal Services, Inc. ("Federal Services"), administers large, multi-year managed care government contracts. Federal Services subcontracts to affiliated and unrelated third parties the administration and health care risk of parts of these contracts. These programs include: (i) a CHAMPUS managed care contract in Washington and Oregon to provide health care services to approximately 227,000 CHAMPUS-eligible beneficiaries which commenced health care services in March 1995 (the "Washington/Oregon Contract"), (ii) a similar contract in Texas, Louisiana, Arkansas and Oklahoma to provide health care services to approximately 590,000 CHAMPUS-eligible beneficiaries which commenced delivery of health care services in November 1995 (the "Region 6 Contract") and (iii) the multi-year TRICARE managed care contract to provide health care services to approximately 720,000 CHAMPUS-eligible beneficiaries in California and Hawaii which commenced delivery of health care services in April 1996 (the "California/Hawaii Contract")

    Federal Services also administers contracts in Massachusetts, New Jersey, Georgia and Maine to enroll Medicaid eligible individuals in managed care programs in those states. Federal Services is not at risk for the provision of any health care services under any of these contracts.

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


On June 28, 1996, the Company and the sole shareholder of the Medical Practices entered into a Stock and Note Purchase Agreement whereby the Company will sell all the outstanding stock of FHMS, its management services organization, and the sole shareholder will sell all the outstanding stock of the holding company for the Medical Practices to FPA. The Medical Practices and FHMS operations are treated as discontinued operations in the Company's Consolidated Financial Statements. The aggregate consideration consists of $2 million cash, $75 million of FPA common stock, $22 million bridge note due five months after closing and bearing a floating interest rate and a $12 million note to be consolidated with the assumption of the intercompany indebtedness of FHMS, the holding company and the Medical Practices to the Company by FPA (estimated to be $80 million as of June 30, 1996), which amount will be adjusted for liabilities incurred, up to $12 million, between June
30, 1996 and the closing of the transaction, currently anticipated to be the second quarter of fiscal year 1997. The consolidated note will bear interest at a floating rate with amortization of principal on a 15 year schedule with the remaining principal and accrued interest due 54 months after close. FPA will also assume other liabilities owed by FHMS, the Holding Company and the Medical Practices to third parties (estimated to be $41 million as of June
30, 1996). The promissory notes will be secured by the assets and stock of FPA, the purchasing company, FHMS, the holding company, and the Medical Practices. The promissory notes will be guaranteed by FPA. The Company's affiliated health plans in Arizona, California and Florida have agreed to pay FPA an aggregate of $55 million during the period commencing August 1996 through December 1996 for continued and uninterrupted access as defined in the Purchase Agreements to the professional providers of the IPAs and the Medical Practices for the Company's affiliated health plan enrollees. This transaction will be recorded in the financial statements in the quarter it closes, presently anticipated to be the second quarter of fiscal 1997. Operating losses since the measurement date are being deferred because of an anticipated gain on the sale of the Company's physician practice management subsidiary and affiliated Medical Practices.

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

     In February 1995, CalComp acquired BICO, a 50-state licensed property and casualty company, for an aggregate purchase price of $13,201,000, consisting of the fair market value of investments and intangible assets which was paid in cash at closing. This company which had no insurance business in force at closing enables CalComp to geographically expand its managed care workers' compensation products. No goodwill was recorded as a result of this transaction.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliated physician-owned Medical Practices. The Company has unilateral and perpetual control over the assets and operations of the Medical Practices for all periods presented, by means other than owning the majority of the voting stock of the Medical Practices. The Company and its subsidiaries are unable to own a majority interest in the Medical Practices formed in states which prohibit the corporate practice of medicine. The Medical Practices, or their holding company, have as shareholders and directors certain physicians who are employees of the Company or one of its subsidiaries. The shareholder has entered into share ownership or loan agreements which require the shareholder, pursuant to a purchase option for a nominal amount granted to the Company or one of its subsidiaries, to sell all the outstanding shares of the Medical Practices or the holding company to a designee of the Company.
In addition, the shareholder may at any time require the Company to select a designee to purchase the shares of the Medical Practices for a nominal amount. This ensures unilateral and perpetual control over the Medical Practices and the holding company by the Company and as a result, under generally accepted accounting principles, the Company has consolidated the financial statements of the Medical Practices due to the parent-subsidiary relationship. The Company believes that consolidation of the financial statements of these Medical Practices is necessary to present fairly the financial position and results of operations of the Company. All significant inter-entity transactions have been eliminated in consolidation.

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

     As of June 30, 1996, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's investments were as follows (in thousands):

                                               AVAILABLE FOR SALE                              HELD TO  MATURITY
                               ------------------------------------------      --------------------------------------------
                                               GROSS         GROSS                             GROSS         GROSS
                                          UNREALIZED    UNREALIZED                        UNREALIZED    UNREALIZED
                               AMORTIZED     HOLDING       HOLDING      FAIR   AMORTIZED     HOLDING       HOLDING        FAIR
                                    COST       GAINS        LOSSES     VALUE        COST       GAINS        LOSSES       VALUE
                                    ----       -----        ------     -----        ----       -----        ------       -----
U.S. government and
  agencies                      $ 89,341      $   75     $ (2,193)  $ 87,223    $ 12,431    $     12     $    (77)    $ 12,366
Obligations of states and
  other political subdivisions   584,371       1,341       (7,872)   577,840      16,675          67          (85)      16,657
Corporate debt securities          6,334          94         (223)     6,205           -           -            -            -
Equity securities                  1,372           1         (111)     1,262           -           -            -            -
Other debt securities             10,504           -          (11)    10,493       2,785           -            -        2,785
                               ---------     -------      --------  --------     -------        ----        ------     -------
Total                           $691,922      $1,511     $(10,410)  $683,023     $31,891         $79        $(162)     $31,808
                               ---------     -------     ---------  --------     -------        ----        ------     -------
                               ---------     -------     ---------  --------     -------        ----        ------     -------

     At June 30, 1996, the contractual maturities of the Company's investments were as follows (in thousands):

                                            AT AMORTIZED COST                               AT FAIR MARKET VALUE
                            -----------------------------------------------   -----------------------------------------------
                                            YEARS TO MATURITY                                YEARS TO MATURITY
                            -----------------------------------------------   -----------------------------------------------
                            LESS THAN       1 TO 5     5 TO 10      OVER 10   LESS THAN      1 TO 5     5 TO 10       OVER 10
                               1 YEAR        YEARS       YEARS        YEARS      1 YEAR       YEARS       YEARS         YEARS
                               ------        -----       -----        -----      ------       -----       -----         -----
AVAILABLE FOR SALE:
U.S. government and
  agencies                    $20,052     $ 50,904    $ 18,226     $    159     $19,970    $ 49,878    $ 17,206      $    169
Obligations of states and
  other political
  subdivisions                 22,090      174,318     204,982      182,981      22,127     173,215     202,501       179,997
Corporate debt securities         561        2,855       2,021          897         559       2,754       1,986           906
Equity securities                  21            -           -        1,351          22           -           -         1,240
Other debt securities           2,110        8,394           -            -       2,098       8,395           -             -
                              -------     --------    --------     --------     -------    --------    --------      --------
Total                         $44,834     $236,471    $225,229     $185,388     $44,776    $234,242    $221,693      $182,312
                              -------     --------    --------     --------     -------    --------    --------      --------
                              -------     --------    --------     --------     -------    --------    --------      --------
HELD TO MATURITY:
U.S. government and
  agencies                    $ 4,409     $  7,555    $    467     $      -     $ 4,416    $  7,503    $    447      $      -
Obligations of states and
  other political
  subdivisions                    390        7,644       5,351        3,290         390       7,600       5,392         3,275
Other debt securities           2,685            -         100            -       2,685           -         100             -
                              -------     --------    --------     --------     -------    --------    --------      --------
Total held to maturity        $ 7,484     $ 15,199    $  5,918     $  3,290     $ 7,491    $ 15,103    $  5,939      $  3,275
                              -------     --------    --------     --------     -------    --------    --------      --------
                              -------     --------    --------     --------     -------    --------    --------      --------

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

     Pursuant to the Financial Accounting Standard Board's implementation guidance, the Company made a one-time transfer of approximately $9,009,000 of securities from the held to maturity classification to the available for sale classification prior to December 31, 1995.

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
                                                         ---------
                                                         $ 296,606
                                                         ---------
                                                         ---------

NOTE 8 - INCOME TAXES

     The provision for income taxes comprised the following (in thousands):

                                                 YEAR ENDED JUNE 30,
                                                 -------------------
                                            1994         1995         1996
                                            ----         ----         ----
     Current:
      Federal                             $ 59,761     $ 44,230     $ 36,624
      State                                 10,725        8,275        5,617
                                          --------     --------     --------
      Total current                         70,486       52,505       42,241
                                          --------     --------     --------
     Deferred:
      Federal                                 (686)     (14,813)      19,329
      State                                    154       (7,792)       2,748
                                          --------     --------     --------
      Total deferred                          (532)     (22,605)      22,077
                                          --------     --------     --------
     Total provision for income taxes     $ 69,954     $ 29,900     $ 64,318
                                          --------     --------     --------
                                          --------     --------     --------

     A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:


                                                   YEAR ENDED JUNE 30,
                                                   -------------------
                                               1994         1995         1996
                                               ----         ----         ----
     Statutory rate                             35%          35%          35%
     State income and franchise taxes, net
      of federal tax benefit                     4            -            3
     Amortization of goodwill                    1            5            1
     Nondeductible acquisition costs             -            4            -
     Tax exempt interest income                 (4)          (9)          (3)
     Recognition of net operating loss
      carryforwards                              -            -           (3)
     Taxes on undistributed income from
      subsidiaries                               3            -
     Other                                       -           (1)          (3)
                                              -----         ----         ----
     Effective tax rate                         39%          34%          30%
                                              -----         ----         ----
                                              -----         ----         ----

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

STOCK OPTIONS

     Under the Company's Restated and Amended 1990 Stock Option Plan (the "1990 Plan"), options may be either incentive stock options or nonqualified stock options which expire no later than 10 years from the date of grant. Under the 1990 Plan, the Company has reserved 5,525,000 shares of common stock for the granting of options. During the years ended June 30, 1994, 1995, and 1996, the Company granted nonqualified options to purchase 1,083,750, 786,750 and 598,750 shares of the Company's common stock at exercise prices ranging from 85% to 100% of the fair market value of the stock at the date of grant. Currently, options are granted at prices determined by the Compensation and Organizational Committee of the Board of Directors of the Company (the "Compensation Committee") but may not be less than 100% of the fair market value of the stock on the date of grant. As of June 30, 1995 and 1996, the total number of options outstanding under the 1990 Plan were 3,154,939 and 3,041,023.

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

A summary of the effects of the restatement in the determination of loss from discontinued operations for the years ended June 30, 1994, 1995, and 1996 is as follows (dollars in thousands):


                                                     YEAR ENDED JUNE 30
                                                 ----------------------------
                                                 1994        1995        1996
                                                 ----        ----        ----
Revenues
 Revenue derived from Company members         $  91,350   $  93,097   $ 125,562
 Unaffiliated payors and other revenue           18,100      25,200      28,200
                                              ---------   ---------   ---------
                                                109,450     118,297     153,762

Expenses                                        127,057     168,004     234,375
                                              ---------   ---------   ---------
Net loss before income taxes                    (17,607)    (49,707)    (80,613)
Benefit for income taxes                         (5,224)     (4,366)    (48,357)
Deferral of losses from measurement date              -           -      17,496
(Loss) gain related to IPAs                           -      (4,500)     10,800
                                              ---------   ---------   ---------
Net loss from discontinued operations         $ (12,383)  $ (49,841)   $ (3,960)
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------

The following amounts are the components of the net liabilities of discontinued operations as of June 30, 1995 and 1996. (dollars in thousands)

                                                          JUNE 30,
                                                 -------------------------
                                                     1995          1996
                                                 -------------------------

Premiums receivables                              $  6,778      $  4,828
Property and equipment                              19,743        20,091
Goodwill and other intangibles                       4,770         8,502
Other assets                                         7,951         4,863
Claim payable                                       (7,701)      (15,900)
Notes payable-non affiliates                        (2,037)      (12,002)
Accounts payable, accrued
 expenses and other liabilites                     (39,172)      (29,361)
Deferral of losses (March 1, 1996-June 30, 1996)                  17,496
                                                 -------------------------
Net liabilities of discontinued operations        $ (9,668)     $ (1,483)
                                                 -------------------------
                                                 -------------------------

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